Form 10-Q
period 1996-06-30
TMP LAND MORTGAGE FUND LTD
filed 1996-08-07
CIK 872836

                         UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                          ______________________


                              FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                                   of
                    The Securities Exchange Act of 1934

               for the Quarterly Period ended June 30, 1996
                         ______________________

                    Commission File No. 33-39238

                      TMP LAND MORTGAGE FUND, LTD.
                    A CALIFORNIA LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)



               CALIFORNIA                                   33-0451040
          (State or other jurisdiction of     (IRS Employer Identification No.)
          incorporation or organization)

           801 North Parkcenter Drive, Suite 235                   92705
               Santa Ana, California                           (Zip Code)
          (Address of principal executive office)

          (714) 836-5503
          (Registrant's telephone number, including area code)

                              ______________________


Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.
     Yes [X] No [ ]

          PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements

     The following financial statements are filed as a part of this Form 10-Q:

     Balance Sheets as of June 30, 1996 and December 31, 1995

     Statements of Income for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995

     Statements of Cash Flows for the six months ended June 30, 1996 and 1995


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the three month period then ended.

                         TMP LAND MORTGAGE FUND, LTD.
                     A California Limited Partnership

                                        Balance Sheets

                                   March 31, 1996             December 31, 1995
                                       (Unaudited)                 (Audited)

Assets

Cash                                   $     5,534           $        81,957
Mortgage Loans on Real Estate             2,000,000                 3,320,000
Property Held for Sale                   12,953,852                 9,633,530
Accounts Receivable                            1,367                    24,285
Investment in Joint Venture                1,368,115                 1,325.770
                                         -----------               -----------
 Total Assets                              $16,328,868            $ 14,385,542


Liabilities and Partners Capital

Accounts Payable                         $          0             $    17,475
Taxes Payable                                2,646,322                762,271
Due to Affiliates                               11,833                 66,277
                                        ------------               ---------

Total Liabilities                         $  2,658,185            $    846,271

Partners' Capital

     General Partners                    $    (20,495)                (21,808)
     Limited Partners 20,000 equity
     units authorized; 15,715 units
     outstanding as of June 30, 1996 and
     December 31, 1995                   $  13,650,188            $  13,561,327

Total Partners' Capital                  $  13,670,683            $  13,539,519


                                 TMP LAND MORTGAGE FUND, LTD.
                              A California Limited Partnership

                                   STATEMENTS OF INCOME
                                        (Unaudited)

                      For the Three Months Ended     For the Six Months Ended
                              June 30,                      June 30,
                           1996           1995        1996          1995
Income
     Interest Income     $     28        $159,890     $ 66,751      $  408,102
     Joint Venture Income    9,771           0           63,784            0
     Other Income              300           0            1,800            0
                         ---------        ---------     --------       ---------

Total Income           $ 10,098        $159,890     $132,335       $ 408,102

Expenses
Outside Services       $     0       $   3,381    $  1,020        $   24,333
Joint venture Expense        0               0         151                 0
                         -------        ---------     ---------        ---------
Total Expenses         $     0      $     3,381    $   1,171       $  24,332

Net Income             $  10,098        $  156,509    $ 131,163     $ 383,770
                      ===========       ===========  ==========     =========

Allocation of Net Income

 General Partners
    in the Aggregate:   $   101        $   1,565      $   1,312     $   3,838
 Limited Partners
    in the Aggregate:   $  9,997       $  156,944     $  129,851    $ 379,932
 Limited Partners
    per equity unit:    $    .64       $    9.86      $   8.26     $  24.18

                            TMP LAND MORTGAGE FUND, LTD.
                         A California Limited Partnership

                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        For the Six Months Ended June 30
                                                  1996                 1995
Cash Flow Used in Operating activities:

     Net Income                                   $131,164              $383,770

     Adjustments to reconcile net income
     to net cash provided by operating activity:

     Increase (Decrease) in Accounts payable     $  (17,475)           114,032
     Increase (Decrease) in Accrued Expenses       1,829,637           724,835
     Decrease (Increase) in Loans Receivable       1,320,000           399,875
     Increase in Carrying cost of Properties      (3,362,667)        1,281,121)
     Decrease (Increase) in Accounts Receivable       22,918            (2,756)

     Net Cash provided by (used in)
          operating activities                  $  (207,587)         $  326,971

Cash flow from financing activities:

     Distributions to partners                    $      0         $  (317,315)
     Capital contributions from partners                 0                 0

Net cash provided by (used in) financing activities       0                 0

Net Increase (Decrease) in Cash               $    (76,423)         $    9,656

Cash, beginning of period                    $      81,957          $   43,587

Cash, end of period                          $       5,534         $   53,243
                                             ============         ===========

                         TMP LAND MORTGAGE FUND, LTD.
                     A California Limited Partnership
                 for the Three Months Ended June 30, 1996


Note 1 - Summary of Significant Accounting Policies

Accounting Method - TMP Land Mortgage Fund, Ltd. (the Partnership) prepares its financial statements on the accrual method of accounting.

Allowance for Losses on Loans - No provision has been made for an allowance for losses on loans.

Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.


Note 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum, based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 76 percent to the limited partners and 24 percent to the general partners.

As of June 30, 1996 and 1995, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

The Partnership had 15,715  units outstanding as of June 30, 1996 and 1995.



Note 3 - Mortgage Loans on Real Estate

The Partnership had made twelve land loans as of June 30, 1996. Three of the loans had been repaid in full, and nine of the loans had defaulted.
On eight of the defaults which had occurred, the Partnership had acquired the property securing the loans. On the ninth loan, the Partnership was in the process of negotiating an extension of the loan while the Borrower attempted to secure additional funding to repay the loan.

                     TMP LAND MORTGAGE FUND, LTD.
                   a California Limited Partnership
               for the three months ended June 30, 1996


Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

TMP Land Mortgage Fund, Ltd., is a California Limited Partnership formed in April, 1992, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners (the "General Partners"). The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California and in some instances, in other areas of Southern California, and to provide cash distributions to the Limited Partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of investment company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940.

As of June 30, 1996, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000. All proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves.
During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, ten of the twelve loans have defaulted and the Partnership either owns the property securing the loan or is in negotiation with the Borrower to either extend the loan or foreclose on the property securing the loan. The status of the loans and the properties which the Partnership now owns as a result of the foreclosure proceedings are discussed on the following pages.


Loan #1 - PR Equities
Loan #2 - PR Equities

The Partnership foreclosed on the property security these loans during 1995 and now owns the property. The current outstanding payments due as a result of the Mello-Roos tax assessment against the Partnership's lots taken back in foreclosure is over $2,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July.
The low land values reflected in the appraisal confirmed the General Partners opinion that the bonds should be restructured, the overall bonded indebtedness and the annual debt service should be reduced.
A meeting with all of the property owners, the City of San Jacinto and the bond holders is likely to occur by mid-August. Based on the outcome of that meeting, the General Partners will make a definitive decision on whether to proceed with a program to build homes on the lots, n joint venture with TMP Homes, LLC.



Loan #3 - Frame Loan

Loan was repaid.

Loan #4 - Sunset Crossing

The Partnership acquired this 42 acre commercial site at the off-ramp of Sunset Crossing and the I-10 Freeway through foreclosure on December 27,
 1994.  The property has been listed for sale with Caldwell Banker.

Loan #5 - Fox Olson

The Partnership owns the property at the corner of Newport Avenue and Bradley Road through foreclosure. CalTrans is in the proceeds of widening Newport Avenue from 215 to Murietta Avenue and installing sidewalks, curbs and gutters. New home construction is nearby and the Partnership, in Joint Venture with TMP Homes, is preparing to build 44 homes on the property acquired via foreclosure of the Fox-Olson Loan #2. The construction will be financed through a construction loan from Citizens Bank.


Loan #6 - Environmental Development

The Partnership accepted a deed in lieu of foreclosure and now owns the property. A Joint Venture with TMP Homes has been formed to build single family homes on the 181 lots.

Lot development and project engineering plans are 90% complete and nearly ready to be submitted to the City of San Diego for plan check. TMP Homes is in the process of negotiating participation agreements with the City for the offsite improvements on Otay Mesa Road, and is working with San Diego Gas and electric to determine the plans for the realignment of the 69KV overhead transmission lines that must be moved to accommodate the residential development. Architectural and floor plan development is planned to begin in August. A Meyers Group market survey and feasibility study indicate that homes can be built and sold at a profit on this project.

The General Partners would then seek construction financing for the models and the first phase of production homes. After receiving its full land base, the Partnership will also receive 75% of any profits generated from the sale of the houses.

Loan #7- Fox Olson #2

Property on Newport Avenue west of the Interstate 215 is now owned by the Partnership. TMP Homes has received a construction loan commitment from Citizens Business Bank to build single family homes on the 45 lots. The County of Riverside is processing the final subdivision map and it is anticipated that the map recordation and offsite construction could commence before November 1996.


Loan # 8 - Singletary

Loan was repaid in December of 1995 and the proceeds were distributed to the limited partners as a return of capital.

Loan #9 - LaMonte

The Partnership has acquired this 6.5 commercial property through foreclosure in April, 1996. However, the previous debtor is attempting, through litigation, to set aside the foreclosure. Counsel for the Partnership is preparing a motion for a summary judgment against the debtor, which, if successful, will remove the lis pendens and end the lawsuit.


Loan #10 - Lansing

This loan was repaid to the partnership in September of 1995.

Loan #11 - Rockfield Development

The Partnership provided $100,000 of a total $250,000 loan in participation with TMP mortgage Income Plus, Ltd. In order to achieve orderly foreclosure, TMP mortgage Income Plus, Ltd. Became owner of the note and owes TMP Land Mortgage Fund, Ltd. $100,000. TMP Mortgage Income Plus, Ltd. Has entered into a joint venture with TMP Homes to build homes on the 29 lots that secured this loan and the 13 adjacent lots previously acquired by TMP Mortgage Income Plus through foreclosure.

Loan 12 - Peppertree

As of June 30, 1996, the Partnership had extended the loan on a month-to-month basis while the borrower attempted to secured loan approval from Hawthorne Savings to repay the Partnership. On July 28, 1996, the Partnership received $1.5 million in principal, together with $138,000 in accrued interest and charges. The loan was approved with contingencies which include a stipulation that a joint venture be formed between the debtor and TMP Land Mortgage Fund, Ltd. To build out the property.
The Partnership will hold a $500,000 equity position in the joint venture.

Total interest received on mortgage loans during the first six  months of 1996
was $66,751.   There were no distributions made to investors during the first six months of 1996. Distributions to investors began August 1, 1992, and continued monthly through May 1, 1995. On June 1, 1995, the General
Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans.

The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using funds from the repayment of Loan #12, the Peppertree loan, which was repaid on July 28, 1996. As of this date, the General Partners had made no decision whether or how much of the capital balance and interest income would be returned to the Limited Partners in the form of a distribution. The General Partners are negotiating with the City of San Jacinto and plan to delay the payment of the Mello Roos taxes on the property in San Jacinto. In the meantime, distributions to investors have been suspended and the Partnership has defaulted on the payment of the Mello-Roos obligations and the property taxes on these properties.

The Partnership established reserves of approximately 2% of the Partnership's capital. Some of the capital has been used as partial payment for Mello-Roos tax liabilities. The Partnership will maintain reserves for working capital and contingency reserves in an amount as the General Partners deem necessary
for the  operation of the business of the Partnership.   In addition,
the Partnership may incur indebtedness as necessary for development or other expenses incurred in holding the properties and/or developing the property in conjunction with an affiliated development company. The Partnership is making every effort to develop and/or sell all of the properties which it holds.

                             TMP LAND MORTGAGE FUND, LTD.
                          a California Limited Partnership
                    for the three months ended September 30, 1995


     Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 1996


                         TMP LAND MORTGAGE FUND, LTD.
                         a California Limited Partnership

                         By:  TMP Investments, Inc., as General Partner

                                        \s\ William O. Passo
                                   By:___________________________________
                                        William O. Passo, President

                                        \s\ Jenny Rex
                                   By:___________________________________
                                        Jenny Rex, Secretary

                                        \s\ Michael Sun
                                   By:___________________________________
                                        Michael Sun, Chief Financial Officer

                              By:  TMP Properties, a California General
                                   Partnership as General Partner

                                        \s\ William O. Passo
                                   By:___________________________________
                                        William O. Passo, General Partner

                                        \s\ Anthony W. Thompson
                                   By:___________________________________
                                        Anthony W. Thompson, General Partner

                                        \s\ Scott E. McDaniel
                                   By ____________________________________
                                        Scott E. McDaniel