Form 10-Q
period 1996-09-30
TMP LAND MORTGAGE FUND LTD
filed 1996-11-15
CIK 872836

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                         ______________________


                                   FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                                      of
                     The Securities Exchange Act of 1934

             for the Quarterly Period ended September 30, 1996
                           ______________________

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

Balance Sheets as of September 30, 1996 and December 31, 1995

Statements of Income for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995

Statements of Cash Flows for the nine months ended September 30, 1996 and 1995


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the three month period then ended.


                              TMP LAND MORTGAGE FUND, LTD.
                     A California Limited Partnership

                              Balance Sheets

                                   September 30, 1996        December 31, 1995
                                 (Unaudited)                 (Audited)
Assets

Cash                                     $  161,129         $     81,957
Mortgage Loans on Real Estate                   0              3,320,000
Property Held for Sale                   13,020,912            9,633,530
Accounts Receivable                         286,965               24,285
Investment in Joint Venture               2,555,428            1,325,770
                                        -----------           -----------
Total Assets                            $16,024,434         $ 14,385,542


Liabilities and Partners Capital

Accounts Payable                     $         0             $    17,475
Taxes Payable                            2,899,857               762,271
Due to Affiliates                           25,953                66,277
                                       ------------             --------

Total Liabilities                     $  2,925,810           $   846,271

Partners' Capital
     General Partners                 $    (26,216)              (21,808)
     Limited Partners 20,000 equity
     units authorized; 15,715 units
     outstanding as of Sept. 30, 1996
       and December 31, 1995          $  13,124,839         $  13,561,327

Total Partners' Capital               $  13,098,623         $  13,539,519

                                 TMP LAND MORTGAGE FUND, LTD.
                              A California Limited Partnership

                                   STATEMENTS OF INCOME
                                        (Unaudited)
                    For the Three Months Ended     For the Nine Months Ended
                            September 30,                 September 30,
                       1996           1995           1996          1995

Income
   Interest Income     $  91,264      $  34,828     $158,015    $ 66,751
   Joint Venture Income   17,347              0       81,131          0
     Other Income          1,900             900       3,700      2,700
                       ---------        ---------    --------  --------
Total Income            $ 110,511      $   36,728    $132,335  $ 443,830

Expenses
     General & Admin.   $      0        $   9,400   $   1,020  $ 36,231
     Joint venture Expense     0              0           151       0
                           --------      ---------     ------- ---------
Total Expenses           $      0        $   9,400  $    1,171  $  36,231

Net Income              $  110,511       $   26,328  $  241,675  $ 407,599
                        ===========      ==========   =========  ==========

Allocation of Net Income

     General Partners
        in the Aggregate:  $    110     $  2,942    $    242   $   4,076
     Limited Partners
        in the Aggregate   $ 110,401    $ 26,065    $241,433  $  403,523
     Limited Partners
        per equity unit:   $    7.02     $  1.66    $  15.36   $    25.68

                          TMP LAND MORTGAGE FUND, LTD.
                         A California Limited Partnership

                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                   For the Nine Months Ended September 30
                                                1996                 1995

Cash Flow Used in Operating activities:

     Net Income                       $241,675       $    407,599

     Adjustments to reconcile net income
     to net cash provided by operating activity:

     Increase (Decrease) in Accounts payable
          and Accrued Liabilities    $ 2,079,787          694,771
     Decrease (Increase) in Loans
         Receivable                    3,320,000         2,750,000
     Increase in Carrying cost of
         Properties                    (3,387,382)       (2,898,405)
     Decrease (Increase) in Accounts
         Receivable                      (262,680)           65,235
     Decrease (Increase) in Investment  (1,229,658)              0

     Net Cash provided by (used in)
          operating activities           $   520,067       $ 1,019,200

Cash flow from financing activities:

     Distributions to partners            $ (682,570)       $(317,141)
     Capital contributions from partners           0                 0

Net cash provided by (used in) financing
      activities                          $ (682,570)         (317,141)

Net Increase (Decrease) in Cash           $   79,172         $  702,059

Cash, beginning of period                 $   81,957         $  443,587

Cash, end of period                       $  161,129         $ 1,145,646
                                          ============         ===========

                         TMP LAND MORTGAGE FUND, LTD.
                     A California Limited Partnership
                 for the Nine Months Ended September 30, 1996


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

As of September 30, 1996 and 1995, profits, losses and cash distributions were allocated 99 percent to the limited partners nd one percent to the general partners.

The Partnership had 15,715 units outstanding as of September 30, 1996 and 1995.


Note 3 - Mortgage Loans on Real Estate

As of September 30, 1996, the Partnership had made twelve land loans. Three of the loans have been repaid in full, eight of the loans have defaulted, and one loan has been partially repaid, with the artnership receiving an equity position in a Joint Venture to build out the property securing this loan. The Partnership has acquired the property securing the loans on the eight loans which have defaulted.

                     TMP LAND MORTGAGE FUND, LTD.
                   a California Limited Partnership
               for the nine months ended September 30, 1996


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

As of September 30, 1996, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.
As a consequence of adverse changes in market conditions and other factors, eight of the twelve loans have defaulted and the Partnership owns the property
securing the loan.   The status of the each of the properties which the
Partnership now owns as a result of the foreclosure proceedings, and other activities engaged in by the Partnership are discussed on the following pages.

Loan #1 - PR Equities
Loan #2 - PR Equities

The Partnership foreclosed on the property security these loans during 1995 and now owns the property. The current outstanding payments due as a result of the Mello-Roos tax assessment against the Partnership's lots taken back in foreclosure is over $2,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners opinion that the bonds should be restructured, the overall bonded indebtedness and the annual debt service should be reduced. A meeting was held in September with the property owners and the bond holders, and as a result of this meeting, the City of Rancho San Jacinto has hired an independent bond advisor to negotiate the restructuring terms with the bond holders. The City Council of Rancho San Jacinto is attempting to include the current home owners with the land owners and developers in the negotiations for the proposed bond reduction and restructuring. Based on the outcome of the negotiations, the General Partners will make a definitive decision on whether to proceed with a program to build homes on the property.

Loan #3 - Frame Loan

Loan was repaid.



Loan #4 - Sunset Crossing

The Partnership acquired this 42 acre commercial site at the off-ramp of Sunset
 Crossing and the I-10 Freeway through foreclosure on December 27, 1994. The property has been listed for sale with Caldwell Banker.


Loan #5 - Fox Olson

The Partnership owns the property at the corner of Newport Avenue and Bradley Road through foreclosure. CalTrans is in the proceeds of widening Newport Avenue from 215 to Murietta Avenue and installing sidewalks, curbs and gutters.
  An offer was received for 30,000 sq. ft. (approximately 1 acre) in the amount of $400,000, and infrastructure improvements to the property. A counter offer has been made, and the Partnership is waiting for the response.


Loan #6 - Environmental Development

The Partnership accepted a deed in lieu of foreclosure and now owns the property. A Joint Venture with TMP Homes has been formed to build single family homes on the 181 lots. Improvement plans and the final sub-division map has been submitted to the City of San Diego for plan check. The project is proceeding on schedule and the General Partners will be ready to discuss construction financing with potential lenders in early 1997 for the models and the first phase of production homes.

Loan #7- Fox Olson #2

Property on Newport Avenue west of the Interstate 215 is now owned by the Partnership. TMP Homes has received a construction loan commitment from Citizens Business Bank to build single family homes on the 45 lots. The County of Riverside is processing the final subdivision map.


Loan # 8 - Singletary

Loan was repaid in December of 1995 and the proceeds were distributed to the limited partners as a return of capital.

Loan #9 - LaMonte

The Partnership acquired this 6.5 commercial property through foreclosure in April, 1996. The previous debtor is attempting, through litigation, to set
aside the foreclosure.   The Judge has refused to dismiss petition filed by the
General Partners to remove the lis pendens and end the lawsuit.  A cash offer to purchase the property was received from Lucky's Food Stores in the amount of $1.6 million. Acceptance is delayed until clear title can be achieved.


Loan #10 - Lansing

This loan was repaid to the partnership in September of 1995.




Loan #11 - Rockfield Development

The Partnership provided $100,000 of a total $250,000 loan in participation with TMP mortgage Income Plus, Ltd. In order to achieve orderly foreclosure, TMP mortgage Income Plus, Ltd. became owner of the note and owes TMP Land Mortgage Fund, Ltd. $100,000, as well as other moneys which TMP Land Mortgage Fund advanced to pursue the development of this property. TMP Mortgage Income Plus, Ltd. has entered into a joint venture with TMP Homes to build homes on the 29 lots that secured this loan.


Loan 12 - Peppertree

The Partnership received $1.5 million of the $2 million loan and will hold an equity position in the Joint Venture to build out the property. The Partnership received the $1.5 million principal, together with $138,000 in accrued interest and charges on July 28, 1996. Infrastructure and grading is proceeding on schedule and home construction could begin in Spring 1997.

After receiving its full land base cost, the Partnership will also receive interest and participation in profits generated from the sale of the houses.

ADDITIONAL INFORMATION

Total interest received on mortgage loans during the first nine months
of 1996 was $158,015.   In August of 1996, the Partnership made
distributions to partners in the amount of $682,570.
The source for the distributions was the partial repayment of the Peppertree loan and back interest. Distributions to investors began August 1, 1992, and continued monthly through May 1, 1995. On September 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans.

The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first cash on hand, which is $161,128 as of September 30, 1996. The
Partnership will maintain reserves for working capital and ontingency reserves in an amount as the General Partners deem necessary for the operation of the business of the Partnership.
In addition, the Partnership may incur indebtedness as necessary for development or other expenses incurred in holding the properties and/or developing the property in conjunction with an affiliated development company. The Partnership is making every effort
o develop and/or sell all of the properties which it holds.




                              TMP LAND MORTGAGE FUND, LTD.
                          a California Limited Partnership
                      for the nine months ended September 30, 1996


     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1996


                         TMP LAND MORTGAGE FUND, LTD.
                         a California Limited Partnership

                         By:  TMP Investments, Inc., as General Partner

                              								/s/
                              By:___________________________________
                                   William O. Passo, President

	                                  /s/
                              By:___________________________________
                                   Jenny Rex, Secretary

                                       /s/
                              By:___________________________________
                                   Michael Sun, Chief Financial Officer

                         By:  TMP Properties, a California General
                                   Partnership as General Partner

                                       /s/
                              By:___________________________________
                                   William O. Passo, General Partner

                                      /s/
                              By:___________________________________
                                   Anthony W. Thompson, General Partner

                                     /s/
                              By ____________________________________
                                   Scott E. McDaniel





??  9