Form 10-K
period 1996-12-31
TMP LAND MORTGAGE FUND LTD
filed 1997-04-14
CIK 872836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529
                            ---------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1996
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
      _____________.


                          Commission File No. 33-39238

                          ----------------------------

                          TMP LAND MORTGAGE FUND, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                  33-0451040
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


801 NORTH PARKCENTER DRIVE, SUITE 235                  92705
        SANTA ANA, CALIFORNIA                          (ZIP CODE)

                                (714) 836-5503
             (Registrant's telephone number, including area code)

                            ----------------------

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which
to be registered              each class is to be registered
         N/A                             N/A

Securities to be registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)
Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

                                     PART 1

                                     ITEM 1.
                                    BUSINESS
INTRODUCTION

      TMP Land Mortgage Fund, Ltd., is a California Limited Partnership formed in April, 1992, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general Partnership, are the General Partners (the "General Partners").The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the Limited Partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of investment company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940. As of December 31, 1996, twelve loans had been made by the Partnership.

      Beginning April 22, 1992, the Partnership was engaged in the offering of up to 20,000 units of limited Partnership Units ("Units") at a purchase price of $1000 per Unit pursuant to a Registration Statement on Form S-11. On April 22, 1994, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000, and the offering was closed. Upon the conclusion of the offering, all of the subscription proceeds had been committed to the mortgage loan investments described below and working capital reserves.

      The Partnership was organized to originate and make loans secured by first deeds of trust (commonly known as "mortgages") on unimproved real properties primarily in the Inland Empire area of Southern California, which is located approximately 60 miles east of the city of Los Angeles and 40 miles north of the City of San Diego. Twelve loans were make for terms of between 6 months and 36 months. The Partnership does not intend to make any further loans other than those described below. Each loan was make to an unaffiliated borrower who (i) paid a fee or "points" to obtain the loan, (ii) established a reserve that would secure the payment of the interest for the interim term of the loan, and (iii) was to pay the entire principal amount of the loan in one lump sum payment, commonly referred to as a "balloon" payment, at the end of the loan term. Each loan was made to an unaffiliated borrower who (i) used the proceeds of the loan to purchase or refinance a property the General Partners believe has development potential; (ii) "predevelop" the property by obtaining zoning and other governmental approvals needed to permit construction of single or multi-family residences or commercial buildings on the property ("predevelopment work") and
(iii) on completion of the predevelopment work, will either sell the property to developers or contractors or obtain new financing on the property.

      It was intended that the Partnership's loans would be repaid from the proceeds either of the sale or a refinancing of the property by the borrower. The Partnership does not participate in any profit that the borrower may realize on the sale or refinancing of the property. Instead, the Partnership would receive from the proceeds of the sale or refinancing, the principal amount of the Partnership's loan and any interest that had been earned, but not paid, through the date of sale or refinancing.

      As a consequence of adverse changes in market conditions and other factors, nine of the twelve loans made by the Partnership to date have been foreclosed upon. In the event of foreclosure, the property securing the loan is put up for public sale approximately four to six months after initiation of foreclosure proceedings and is sold to the highest bidder. The sales proceeds then are paid to the first mortgagee, which would be the Partnership, until the principal amount of its loan, earned but unpaid interest, and foreclosure costs are repaid. Any surplus then remaining is paid to the borrower. If no one offers a cash price sufficient to enable the Partnership to recover its investment, the Partnership, as first mortgagee, is entitled to acquire the property in exchange for cancellation of the amounts owned by the borrower. In that event, the General Partners' strategy is to complete any predevelopment work not completed by the Borrower and to attempt to sell the property for a price that would at least enable the Partnership to recover its investment in the property. To date, the Partnership has acquired each of the properties on which it has foreclosed.

      The Partnership's investment in a foreclosed property generally consists of all amounts owing by the borrower to the Partnership that were secured by the Partnership's mortgage at the time it acquired the property, the amounts expended to acquire and then to complete predevelopment of the property and, unless paid out of the gross proceeds of sale, any expenses incurred to sell the property. Any cash proceeds in excess of the investment will be distributed to the Partners.

      The Partnership will be terminated as soon as practicable after July 31, 1997 following liquidation of the Partnership assets and distributions of cash to the Partners. However, the Partnership will not be terminated until mortgage loans made by it have been repaid and all properties and other assets owned by it have been sold and payment of the purchase price for those assets is received or converted into cash. At this time, it is unlikely that the Partnership will be terminated within the next twelve months.

      DEVELOPMENT POTENTIAL OF UNDERLYING PROPERTIES. The Partnership made loans to borrowers seeking to acquire or refinance, predevelop and then sell, undeveloped properties in the Inland Empire to developers and contractors. In most cases, the repayment of the Partnership's loans will depend on the ability of the borrower (or the Partnership if a foreclosure occurs) to sell or refinance the property after predevelopment work is completed. Accordingly, one of the critical factors that affect the ability of the Partnership to achieve its investment objectives is the potential value and salability of the properties which secure repayment of the Partnership's loans or which the Partnership has acquired through foreclosure.

      Each loan made by the Partnership is secured by a first mortgage. In the event of a foreclosure sale, if the property is sold for at least the amount owned to the Partnership, the entire sales proceeds must be paid to the Partnership, as first mortgagee, before any proceeds may be paid to anyone else. If there are no other purchasers, or the other purchase offers made at the foreclosure sale are not sufficient to pay off the amounts owed to the Partnership, as first mortgagee the Partnership is entitled to acquire the property in exchange for cancellation of the amounts owed by the borrower. Under applicable laws, on any such acquisition, any other mortgages, liens or encumbrances on the property will be automatically terminated and the Partnership will own the property free and clear and will have no payment obligations thereafter, other than (i) the costs of completing any predevelopment work not completed by the borrower; and (ii) property taxes that are assessed against the property after the Partnership's acquisition of the property; and (iii) in some instances special assessment district taxes which are assessed against the property.

      There may be circumstances in which, despite a default, the General Partners will choose not to initiate foreclosure proceedings immediately. For example, there may be ongoing sales negotiations or a refinancing may be in process that would be disrupted by the initiation of foreclosure proceeding or the General Partners may conclude that the borrower-owner is better able to complete predevelopment and to sell the property than the Partnership. There also may be instances in which the General Partners choose not to purchase a property at the foreclosure sale, even though the Partnership might sustain a partial or even total loss of the investment on the loan. For example, it may be preferable to accept a cash purchase offer for the property which is less than the amount owed on the loan, but which would enable the Partnership to recover immediately, in cash, the substantial portion of its investment in the loan. There could also be circumstances in which environmental problems on a property discovered after loan is made, would make it prudent for the Partnership not to acquire a property. However, the General Partners believe such a circumstance would be a rare occurrence.

      POSSIBLE CHANGES IN MORTGAGE LOAN POLICIES. The General Partners reserve the right, without the consent of the Limited Partners, to alter the proposed policies for mortgage investments to the extent that the General Partners believe that variation from the policies will be in the best interests of the Partnership.

                   EXPANSION OF PRIMARY BUSINESS OBJECTIVES

      To offset the potential for loss on the resale of the properties taken back in foreclosure, the General Partners, in December of 1995, determined that it would be in the best interest of the Partnership to use Partnership reserves to engage in a joint venture with an unrelated company, Steadfast HSC, LLC, to acquire the Hollywood Studio Club Apartments ("HSC"), a 243 unit apartment complex in Hollywood, California for $6,325,000. In March 1997, HSC was sold for $8,600,000. Based on an investment of $854,474, the Partnership received a preferential return of approximately $168,000 and profits of approximately $486,000.


                            MORTGAGE LOAN INVESTMENTS

      As of December 31, 1996, the Partnership had made twelve mortgage loans. The status of such loans and other relevant information are summarized below.

PR EQUITIES, LTD. LOANS

      The Partnership made two loans ("Loan 1" and "Loan 2") to PR Equities, Ltd., a California limited partnership. The loans were secured by first trust deeds on property under predevelopment in San Jacinto, Riverside County, California. Loan 1 was secured by a first deed of trust on 304 tentative map lots in 5 separate tracts in Phase II of the Rancho San Jacinto master-planned community located in the City of San Jacinto, California. Phase 1, consisting of six parcels and 797 single family dwelling lots, was sold to merchant builders. Loan 2 was secured by a first deed of trust on two tracts containing 148 tentative map lots which also are part of Phase II of the Rancho San Jacinto master-planned community. Theses properties received approval of tentative tract maps which, upon final approval, would divide them into lots suitable for construction of single family residences. All of the properties are located east of Hewitt Street and north of Washington Avenue in San Jacinto, Riverside County, in Southern California.

      The Partnership foreclosed on the property securing these loans during 1995 and now owns the property. The current outstanding payments due as a result of the Mello-Roos tax assessment against the Partnership's lots taken back in foreclosure is over $2,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners opinion that the bonds should be restructured, the overall bonded indebtedness and the annual debt service should be reduced. A meeting was held in September with the property owners and the bond holders, and as a result of this meeting, the City of Rancho San Jacinto has hired an independent bond advisor to negotiate the restructuring terms with the bond holders. The City Council of Rancho San Jacinto is attempting to include the current home owners with the land owners and developers in the negotiations for the proposed bond reduction and restructuring. Based on the outcome of the negotiations, the General Partners will make a definitive decision on whether to proceed with a program to build homes on the property.

      While the General Partners are pursuing these options, the City has been forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. This sale requires the buyer to pay the full unpaid assessment, penalties, interest and assume the full amount of the remaining assessment and make all future payments as they come due. The cost of completion of the lots, if added to remaining unpaid assessment, exceeds what the market will bear today. For that reason, the General Partners do not expect to see anyone offer to buy at the sale. The General Partners plan to redeem the 92 lots if it appears that someone else may buy the property.

      The General Partners anticipate that construction of homes on a portion of the property will make the remainder of the property more attractive to other builders.

FRAME LOAN

      The Partnership made a third loan ("Loan 3") to Richard D. Frame, an individual. Loan 3 was secured by a first trust deed to property under predevelopment in Temecula, Riverside County, California. This loan matured on February 8, 1994. The loan was extended to April 20, 1994, at which time the Partnership received payment in full. Part of the proceeds were reloaned in the Peppertree and Rockfield loans. The balance was added to Partnership reserves.

SUNSET CROSSING LOAN

      The Partnership made their fourth loan ("Loan 4") to Sunset Crossing I, a California Limited partnership. Loan 4 was secured by a first trust deed to property under predevelopment in Banning, Riverside County, California.
In August of 1994, this loan defaulted.

      The property now owned by the Partnership through the default on Loan 4 is located at the southwest corner of the intersection of Interstate Freeway 10 and Sunset Avenue in Banning, Riverside County, California. The property consists of
42.47 acres; five acres are currently zoned commercial and the balance is industrial.

      Since the Partnership foreclosed on the property in August of 1994, the General Partners have contacted Wal-Mart, the City of Banning, and two Wal-Mart Shopping Center Developers to determine the extent of continued interest in the property. TMP Land Mortgage Fund is trying to have the City extend the Sales Tax Revenue Sharing measure adopted when the loan was made, in the hope that Wal-Mart will acquire and develop part of the property. The General Partners have been told that Wal-Mart believes the property will not be ready for development for another 12 -18 months in light of current market conditions, but indicates that it remains interested in the property.

FOX-OLSON LOAN

      The Partnership's fifth loan ("Loan 5") was made to Marilyn Fox-Olson, an individual. Loan 5 is secured by a first deed of trust on 10.84 acres of land in Sun City/Menifee Valley, Riverside County.

      Loan 5 was secured by a first trust deed to 10.84 acres of commercially zoned land at the northeast corner of Newport Road and Bradley Road in the unincorporated area of Riverside County known as Sun City/Menifee Valley. The property is well-suited for a shopping center with a supermarket anchor and a corner pad for either a gas station or a fast food restaurant. The Borrower has such a site plan approved by the Riverside County Planning Commission, but that approval has now expired. The intersection of Newport and Bradley Roads is controlled by a traffic signal and is about a mile west of the I-215 Freeway.

      Adjacent to the south of the subject property is a large proposed mixed-use project with an approved Specific Plan called Menifee Meadows. That project, if built, will include condominiums, apartments, single-family residences, an office park, retail center, and parks. A new elementary school was opened there in 1991.

      The current zoning for the subject property is C-1/C-P (General retail and commercial). The soils report is favorable for development. No faults exist on or near the property. The site has about 389 feet of frontage on Newport Road, for which the County has formed an assessment district to widen and improve to six lanes of traffic to accommodate the current and future traffic. Newport Road will be a major east-west arterial road connecting the I-15 and I-215 Freeways. A Phase 1 Environmental (toxic) study was performed by a qualified engineer and the site is clean of hazardous wastes. The site is vacant, raw land that has never been developed. The topography is level, with a very gentle slope down to the north. All utilities are available to the site.

      The Partnership took title to this property in November of 1994. The property is listed for sale at $1,550,000.

ENVIRONMENTAL DEVELOPMENT, LTD.

      The Partnership's sixth loan ("Loan 6") was to Environmental Development, Ltd., a California Limited Partnership. Loan 6 was secured by a first trust deed to property under predevelopment in San Diego, California.

      The Borrower defaulted on the loan in October of 1994. An extension agreement was signed by Borrower, wherein the Partnership agreed to extend the term of the loan to May 1, 1995. Borrower was to make all monthly interest payments, with points and servicing fees added to the principal of the loan. However, on March 1, 1995, the Borrower defaulted in the payment of interest due, and the Partnership filed of Notice of Default and subsequently accepted Deed in Lieu of foreclosure on the property and now holds title to the property.

      This property is approximately 52 acres of residentially zoned land at the southeast quadrant of State Route 905 and Interstate 805 Freeways in the Otay Mesa area of the City of San Diego. The existing zoning is A1-10 (0-5 units per acre). The topography is gentle to moderate slopes, mostly southwest facing, providing distant (approximately 5 miles) white water views of the Pacific Ocean, San Diego Bay, and the San Diego downtown skyline. The site is only three miles north of the Mexican border crossing a San Ysidro.

      The 52 acres are a portion of the 78.3 acre Remington Hills Precise Plan, designed for low to moderate priced single-family homes, with no multi-family or commercial. The Precise Plan and tentative map has been processed and approved. An Environmental Impact Report is required, with most of the studies completed. Sewer and water is within 200 feet of the site, with adequate capacity. Natural gas and electricity are also available. The subject 52 acre portion of Remington Hills is designed so it can be developed first and stand alone from the remaining portion. The Environmental Impact Report was approved in 1995.

      The tentative map for 181 lots was approved on July 18, 1995, after 5 years of processing. The General Partners have determined that construction of homes will achieve the highest return to the Partnership. The determination is based in part on the results of a market feasibility study commissioned by the Partnership for The Meyers Group, and also in part on the terms of a Joint Venture Agreement with TMP Homes that will direct the major portion of all sales proceeds and profits to the Partnership. A Joint Venture has been formed and actual construction is expected to commence in late 1997.

FOX-OLSON LOAN #2

      On June 17, 1993, the Partnership funded its seventh mortgage loan, ("Loan 7") to Marilyn Fox-Olson. Loan #7 was funded on June 17, 1993 and was due on December 17, 1994. At that time, the Borrower went into default and the Partnership initiated foreclosure proceedings. Title to this property reverted to the Partnership on March 29, 1995. The General Partners are making every effort to market this property and have been approached by several investors expressing interest in acquiring this property.

      Loan #7 is secured by a first deed of trust on 45 lots of residential land and a 1.84 acre commercial site located in Menifee, California. The Partnership, together with TMP Homes, has formed a Joint Venture to build homes on this site, with the major portion of the profit from the sale of the homes going to the Partnership. TMP Homes is attempting to procure a construction loan for the project.

SINGLETARY LOAN

      On October 12, 1993, the Partnership funded it eighth mortgage loan ("Loan 8"). The loan was secured by a first deed of trust on 96 acres of industrial/commercial land located in the unincorporated area of Riverside County known as Rubidoux. The loan came due on April 12, 1995. The borrower sought to extend the loan, and did pay extension fees and additional interest for several months. However, the Partnership was forced to file a Notice of Default when the borrower ceased making payments. The Borrower filed for personal bankruptcy in order to forestall foreclosure proceedings. After months of negotiations, the borrower was able to procure additional financing and paid the loan in full, with all interest owing, on December 13, 1995. This allowed for a distribution of $2,200,000 to all limited partners.

LAMONTE LOAN

      On October 25, 1993 the Partnership funded its ninth loan ("Loan 9") secured by a first deed of trust on 6.54 acres of commercial land located in the City of Simi Valley, County of Ventura, California.

      This loan bore an interest rate of 12.5%. To facilitate payment, Borrower deposited an amount equal to twelve months interest due on the loan in a segregated bank account at Frontier Bank, La Palma, California. This represents the last twelve months interest. The first six months of interest was paid by Ventura Pacific Capital Group, a developer who has an Option Agreement and Ground Lease Agreement with the LaMontes on the subject property. Ventura Pacific was paying Mr. and Mrs. LaMonte $18,400 per month the ground lease. The monthly payment on the loan from the Borrowers is $12,708 and Ventura Pacific paid that portion of the Ground Lease directly to the Partnership for the first six months of the loan term.

      The principal amount of the Loan matured on April 25, 1995. After the Partnership file a Notice of Default, the borrower transferred the property to a wholly owned corporation and had the corporation file a Chapter 11 proceeding to delay a foreclosure. The Partnership succeeding in having the Bankruptcy Court remove the stay after a contestual Law and Motion Proceeding. The borrower then filed a state court action asking the court for a temporary injunction based on alleged irregularities during the foreclosure process. The Partnership acquired the property through foreclosure in April 1996.

      Loan 9 is secured by a first trust deed to 6.54 acres in the City of Simi Valley, County of Ventura, California. The property is part of the Royal Madeira Specific Plan area that consists of approximately 29.1 gross acres of undeveloped land. The property is zoned commercial/recreational (C-R) which allows for limited commercial uses that provide for the development of recreational, entertainment and associated retail and service activities.

      Ventura Pacific Capital Group VIII, a California Limited Partnership, has proposed to develop the property in conjunction with the adjacent 6.8 acres which Ventura Pacific Capital Group currently owns. To that end, significant engineering and other entitlement work has been completed which includes an approved development plan for a recreational facility, including an ice rink, and also for an Albertsons Grocery store, Sav-On Drug and related shop space users. the previous debtor is attempting, through litigation, to set aside the foreclosure. The judge has refused to dismiss the petition filed by the General Partners to remove the lis pendens and end the lawsuit. A cash offer to purchase the property was received from Lucky's Food Stores in the amount of $1.6 million. Acceptance is delayed until clear title can be achieved.

GREGORY P. LANSING AND JANICE A. LANSING, TTEES OF THE GPLJAL FAMILY TRUST

      On March 23, 1994, the Partnership funded it tenth loan ("Loan 10") secured by a first deed of trust on 28.42 acres of land located in the City of Murietta, County of Riverside, California.

      The collateral for this Loan was approximately 28.42 acres of commercially zoned land at the northwest corner of Murietta Hot Springs Road and Jefferson Avenue in the City of Murietta in the western part of Riverside County, California.

      The loan was repaid on September 5, 1995. Proceeds were added to cash reserves of the Partnership.

ROCKFIELD LOAN

      On June 1, 1994, the Partnership funded its eleventh loan, ("Loan 11") secured by a first deed of trust on 41 residential lots in Rancho Cucamonga, County of Riverside, California.

      This loan was in participation with TMP Mortgage Income Plus, Ltd., a private syndication of which TMP Investments, Inc. and TMP Properties also serve as General Partners. The total loan of $250,000 was funded $100,000 by TMP Land Mortgage Fund, Ltd. and $150,000 by TMP Mortgage Income Plus, Ltd.

      The principal amount of the Loan was due and payable in a lump sum or "balloon" payment on March 1, 1995. After several extensions of the due date, the Borrower defaulted and the property was foreclosed on January 15, 1996. the Partnership has sold it interest in the property to TMP Mortgage Income Plus, Ltd. for the amount of its participation in the loan, as well as monies which the Partnership has advanced to pursue development of this property. TMP Mortgage Income Plus, Ltd. has entered into a joint venture with TMP Homes to build homes on the 29 lots that secured this loan.

PEPPERTREE LAND COMPANY LOAN

      On June 28, 1994, the Partnership funded it twelfth loan, ("Loan 12") secured by a first deed of trust on 193 single family residential lots and a third trust deed on 73 single family residential lots and 15 acres office/professional use land in Fallbrook, San Diego County, California.

      The principal amount of the Loan is due and payable, in a lump sum payment 12 months from the date of the funding of the loan, which was June 28, 1995. However, the loan agreement called for an extension of an additional 6 months by written notice to the Lender within 30 days of the due date of the Note. The interest impound was for the full 18 months and provided that should the borrower repay the loan within the 12 month period, all unused interest should be returned to Borrower.

      The collateral for this loan is a First Trust Deed on 193 single family residential lots; and a third Trust Deed on 73 single family residential lots and a Third Trust Deed on approximately 15 acres of office/professional use land in Fallbrook, California.

      The property is known as Peppertree Park, which has been entitled with an approved General Plan Amendment, Specific Plan, Tentative Map and a major Use Permit for the following uses:

      (1)   Residential             (104 single family lots)
      (2)   Office/Professional     (14.88 acres)
      (3)   Retail Commercial       (sold to Vons on October 7, 1993)
      (4)   On-site amenities       (lake, park and hiking trails)

      The property which is securing the Loan made by the Partnership is residential and office/professional land. It is expected that property taxes on the land will be approximately $30,000 annually. Infrastructure and grading is proceeding and home construction could begin in mid 1997.

      The borrower has completed the engineering for Phase 1 of Unit 1 and Phase II and is currently seeking construction financing to repay the Partnership loan. The loan matured on December 28, 1995.

However, the borrower has requested a 90 day extension with additional interest and mortgage servicing fees. The Partnership received $1,500,000 in cash as a repayment, and retains a $500,000 interest in the property as an investor from which the Partnership will receive a participation in profits from the development of single family homes.


                                     ITEM 2.
                                   PROPERTIES

      The Partnership has acquired nine properties through foreclosure since inception. Additionally, the Partnership is a joint venture in an LLC in a 243 unit apartment complex in Hollywood, California. All of those properties have been fully disclosed in Item 1, Business of the Partnership.


                                     ITEM 3.
                                LEGAL PROCEEDINGS

      The Partnership has been named as a defendant in two lawsuits by Albert and Helen LaMonte, Borrowers in Loan #9, referred to above, and by Southpointe Corporation, their shell corporation utilized to take title to the property and file bankruptcy proceedings under Chapter 11 of the Bankruptcy Court.

      One lawsuit alleges conspiracy and fraud on behalf of the Partnership. The General Partners believe the suit to be frivolous, and filed solely for the purpose of delaying the foreclosure sale.

      The other lawsuit is attempting to set aside the foreclosure that occurred in April 1996. The General Partners believe the suit to be frivolous as well. Both lawsuits are filed in the County of Ventura and are state court cases. This suit is set to go to trial April 7, 1997.


                                     ITEM 5
    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

      As of December 31, 1996, there were approximately 987 record holders of Units of Limited Partnership interest, representing total subscription of 15,715 units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 7 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the General Partners' knowledge, there was no trading activity during the fiscal year ended December 31, 1995. In 1996, 75 Units were traded at between $315 and $400 per Unit.


CASH DISTRIBUTIONS

      Total interest received on mortgage loans from inception to December 31, 1996 was $3,657,666 and other income from deposits and other sources has been received in the amount of $284,570. Also during 1996 the Peppertree loan was repaid in the form of $1,500,000 in cash and a 20% interest in a 163.33 acre project named Village One that is valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571. Total distributions to investors since inception have been $5,781,298.

                                     ITEM 6.
                             SELECTED FINANCIAL DATA

      The following table summarized selected financial data of the Partnership for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 and should be read in conjunction with the more detailed financial statements contained in
Item 8, below.

                        1996         1995         1994         1993         1992
INTEREST INCOME         $152,734     $804,573     $1,253,631   $1,272,295   $281,050
OTHER INCOME            154,163      15,262       4,528        0            4,000
TOTAL INCOME            $306,897     $819,835     $1,258,159   $1,272,295   $285,050
NET INCOME              $304,926     $694,035     $748,442     $1,214,371   $266,391
NET INCOME PER UNIT     $19          $44          $47          $83          $32
DISTRIBUTION PER UNIT   $43          $160         $77          $86          $22
TOTAL ASSETS            $15,868,401  $14,385,542  $15,606,951  $14,614,432  $8,397,315

Based on 15,715, 15,715, 15,715, 14,461 and 8,334 Units outstanding at December 31, 1996, 1995, 1994, 1993, 1992 respectively


                                     ITEM 7.
 MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      During the period from inception (November 15, 1991) through April 22, 1994, the Partnership was engaged in the formation of the Partnership, the sale of Units of Limited partnership Interest and the investment of the subscription proceeds in mortgage loan investments. On April 22, 1994, the offering and sale of limited Partnership units ceased. As of April 22, 1994, a total of 15,715 Units had been sold by the Partnership for total proceeds of $15,715,000. Excess proceeds from the sale of units were invested in interest-bearing reserve accounts. During 1995, the revenues received were interest income earned on mortgage loans and interest income earned on funds held in reserve. During 1996, the Partnership received approximately $146,000 of revenues from the investment in a 243 unit apartment complex in addition to the above revenue sums.

      The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California. As of December 31, 1996, twelve loans had been made by the Partnership. Three loans had been repaid and seven loans had defaulted and the Partnership had repossessed the property. See "Item 1 - Business" subcaption "Mortgage Loan Investments."

      As of December 31, 1996, the Partnership had cash on hand of $131,404. All other proceed from the offering had been invested in Loans or working capital reserves, or had been used in foreclosure proceeds or maintaining the foreclosed properties for the Partnership. Also as of December 31, 1996, the Partnership had invested $854,474 in a 243-unit apartment complex in the Los Angeles area as well as investments in five single family developments in the Southern California area.

LIQUIDITY AND CAPITAL RESOURCES

      From inception to December 31, 1996, the Partnership received a total of $15,715,000 in gross proceeds from the sale of limited partnership units. During the period from inception through December 31, 1996, the Partnership made a total of twelve mortgage loans for a total expenditure of $15,615,000. Three loans, in the total amount of $4,825,000 was repaid during the fiscal year ending December 31, 1995.

      The Partnership raised a total of $8,334,000, $6,127,000, and $1,254,000 during the calender years ended December 31, 1992, 1993, and 1994, respectively. The offering was closed on April 22, 1994 and no additional subscriptions were accepted after that date.

      The Partnership made loans of $4,870,000, $7,420,000, and $2,725,000 during the calender years ended December 31, 1992, 1993, and 1994, respectively. Of the twelve loans made, nine loans totaling $10,190,000 were foreclosed upon and three loans totaling $4,825,000 were repaid. Proceeds from loan repayments were either reinvested, added to Partnership reserves, or distributed to investors.

      The Partnership does not intend to make any new land loans with existing or future Partnership cash. At December 31, 1996, the Partnership had an investment in a 243 unit apartment complex in the Los Angeles area as well as development agreements with TMP Homes, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership had a $500,000 investment in a single family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 loan in cash with the remaining $500,000 as an investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

      The nine loans that were foreclosed upon and are owned by the Partnership produce no income stream. Accordingly, the Partnership is not making distributions to investors except from the sale proceeds of Partnership assets. Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of December 31, 1996, the Partnership did not have sufficient cash reserves for the next twelve months. However, in March 1997, the Partnership's investment in the apartment complex was repaid along with a profit of approximately $656,000. The Partnership intends to distribute $1,000,000 to investors and retain the balance as cash reserves to fund future operating cash needs. In the event the Partnership needs additional cash for operations, it may also subject Partnership properties it has acquired through foreclosure to mortgage indebtedness.

      The two PR Equities properties that were foreclosed upon have substantial Mello-Roos taxes that the Partnership does not have the cash to pay, nor is it in the best interest of the Partnership to pay. The General Partners are attempting to have the Mello-Roos bonds restructured (See Mortgage Loan Investments section), however, there is no assurance that this can be accomplished.

      Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties which might affect its liquidity or capital resources in any material way.


                                     ITEM 8.
                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of the Form 10K:

                                                                         Page No
                                                                         -------

      (I)   For the fiscal years ended December 31, 1996, 1995, and 1994

            Independent Auditors' Report                                   FS-1

            Balance Sheets of December 31, 1996 and 1995                   FS-2

            Statements of Income for the years ended
                  December 31, 1996,1995 and 1994                          FS-3

            Statements of Partners' Capital for the years ended
                  December 31, 1996, 1995, 1994 and 1993                   FS-4

            Statements of Cash Flow for the years ended
                  December 31, 1996, 1995, 1994                            FS-5

            Notes to Financial Statements                                  FS-6

            Financial Statements Schedules                                 FS-12

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.


                                    PART III
















                                    ITEM 10.
                        DIRECTORS AND EXECUTIVE OFFICERS

      The Partnership has no employees and no directors or executive officers. Management of the Partnership is provided by the General Partners.

      TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eight public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building) which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. In addition, TMP Properties has been and will continue to be engaged in property management, assets management, real estate accounting, budgetary services and partnership management on behalf of existing limited partnership and limited partnerships which it sponsors in the future. The general partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel.

      TMP Investments, Inc., a California corporation, was formed on December 12, 1984. TMP Investments, Inc. acts as loan servicer for the Partnership, maintaining records with respect to, and billing and collecting payments on, the loans made by the Partnership. As compensation for such services, TMP has received a monthly loan servicing fee from each borrower, and not the Partnership, in an amount up to 1/8th of 1% of the outstanding principal amount of the borrower's loan. See "Compensation to the General Partners and their Affiliates." TMP Investments also performs administrative, bookkeeping and clerical services for the Partnership. The principals of TMP Investments, Inc. are William O. Passo and Anthony W. Thompson.

      The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

            WILLIAM O. PASSO, 55, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real-estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. d.b.a. TMP Management, a property management company, and an officer of TMP Capital Corp., an NASD registered broker-dealer.

            SCOTT E. MCDANIEL, 50, is a general partner of TMP Properties.
He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

            ANTHONY W. "TONY" THOMPSON, 50, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker-dealer community.

            In addition to being a General Partner of the Partnership, TMP Properties, and some of its affiliates, has been and continues to be a general partner of other limited partnerships. If any such other limited partnerships' assets should become insufficient to meet Partnership obligations, TMP Properties, as a general partner of such other limited partnerships, might be subject to liabilities on behalf of such partnerships.

                                    ITEM 11.
                             EXECUTIVE COMPENSATION

      During the period since the formation of the Partnership (November 15, 1991) through the fiscal year ended December 31, 1996, the Partnership paid no fees to the General Partners. The General Partners did receive collectively $6,826 during the fiscal year ended December 31, 1996 as their share of Partnership distributions. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.


                                    ITEM 12.
        SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      As of December 31, 1996 the Partnership has 15,715 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table sets forth the number of Units beneficially owned as of December 31, 1996 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                     Number of              Percent of
Name of Beneficial Owner               Units                   Class
------------------------               -----                   -----
William O. Passo                          1                    .012%

All officers, directors and general
partners as a group (1 person
including the above)                      1                    .012%

                                    ITEM 13.
                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

      TMP Capital Corp., a California corporation which is an affiliate of the General Partners, is the Managing Broker-Dealer for the offer and sale of the Units. TMP Capital Corp. is a member firm of the National Association of Securities Dealers, Inc. The Managing Broker-Dealer was established to provide underwriting, wholesaling, and other securities related services to partnerships sponsored by the General Partners. The directors and executive officers of TMP Capital Corp. are: Anthony W. Thompson, President and Director, and William O. Passo, secretary, vice-president, and director.
(See Item 10 "Directors and Executive Officers" for information regarding Messrs. Thompson and Passo).


      The following information summarizes the forms and estimated amounts of compensation (some of which involve cost reimbursements) to be paid either by the Partnership, or others, to the General Partners and their Affiliates. None of these fees were determined by arm's length negotiations. Except as disclosed below, neither the General Partner nor any of their affiliates, directors, officers, employees, agents, or counselors are participating, directly or indirectly, in any other compensation or remuneration with respect to the offering.

                        OFFERING AND ORGANIZATIONAL STAGE

                                                                         Estimated Dollar
Form of Compensation                                                     Amount of
    and Recipient              Description of Payment                    Compensation
----------------------------------------------------------------------------------------------
Selling Commissions (TMP       At no expense to the Partnership,      $100,000 - $105,000 if
Capital Corp. and Soliciting   up to a maximum of 10% Gross           the minimum number of
Dealers)                       Proceeds, a minimum of 8% of which     Units are sold;
                               will be reallocated to participating   $2,000,000 to $2,100,000
                               Soliciting Dealers (which may include  if the maximum number
                               TMP Capital Corp.) on Units sold by    of Units are sold.
                               them. Up to an additional 0.5% may
                               be paid to Soliciting Dealers
                               (which may include TMP Capital
                               Corp.) for due diligence
                               activities. All such amounts will
                               be payable by TMP Realty, Inc.
                               ("TMP Realty"), a licensed real
                               estate broker and an Affiliate of
                               the General Partners. It is
                               anticipated that most of the Units
                               will be sold through Soliciting
                               Dealers; the actual amount of
                               selling commissions payable to TMP
                               Capital Corp. will depend on the
                               number of Units sold by it.

Reimbursement of               At no expense to the Partnership,       Not determinable

Organizational Expenses        Organizational Expenses such as         at this time.
(General Partners)             advertising, mailing, printing costs,
                               clerical expenses, legal and
                               accounting fees will be paid by
                               TMP Realty, an Affiliate of the
                               General Partners.

Reimbursement of Loan          The General Partners will be            Not determinable
Expenses (General Partners)    reimbursed for all out of pocket        at this time.
                               expenses, if any, directly related
                               to the loans which may be made by
                               the Partnership, including actual
                               interest incurred on all funds
                               advanced for the benefit of the
                               Partnership, and the following
                               expenses which typically will be
                               paid by the Borrower; escrow
                               expenses, title fees, extension
                               payments, appraisal fees, expenses
                               of feasibility and other studies
                               performed by third parties
                               unaffiliated with the General
                               Partners and similar expenses but
                               not to include the General
                               Partners' overhead, salaries,
                               travel or like expenses.



                         OPERATING AND LIQUIDATION STAGE

                                                                      ESTIMATED DOLLAR
FORM OF COMPENSATION                                                  AMOUNT OF
   AND RECIPIENT          DESCRIPTION OF PAYMENT                      COMPENSATION
-----------------------------------------------------------------------------------------
Loan Servicing Fee        For servicing the loans made by the         About $14,700 per year if
(General Partners)        Partnership, the General Partners           the minimum of 1,000
                          will receive a monthly Loan Servicing       Units are sold, or
                          Fee that will be charged to and be          $294,000 per year if all
                          paid by each borrower in an amount up       20,000 Units are sold.
                          to 1/8 of 1% of the outstanding
                          principal amount of this mortgage loan.

Broker Loan Placement     TMP Realty, a licensed real estate broker   If all 20,000 Units were
Fee (Licensed Real        and an Affiliate of the General Partners,   sold, then on the Initial
Estate Broker Affiliated  had contracted with the Partnership to      Funding of the Loans and
with General Partners)    use its best efforts to obtain qualified    after paying Selling
                          borrowers and to assist in negotiating      Commissions and
                          loan terms. TMP Realty will be              Organizational Expenses,
                          entitled to charge the borrowers a loan     TMP would retain up to
                          origination or extension fee (Broker        $1,903,000 of Points; and
                          Loan Placement Fee) for such services.      on the next $11,200,000
                          TMP Realty may retain the amount            of loans made (from re-
                          by which the Broker Loan Placement          payments of Initial
                          Fees received on all loans until the        Loans),  TMP Realty
                          aggregate amount of loans made by           would retain $1,008,000

                          the Partnership equals the Gross            of the Points.  On any
                          Proceeds of this offering (the "Initial     loans made thereafter,
                          Loans" or the "Initial Funding of           the Partnership would
                          Loans") exceeds the sum of Selling          receive 50% of the Points
                          Commissions and the Organizational          and TMP Realty would
                          Expenses.  On all loans made there-         receive 50% subject to
                          after, TMP Realty may retain 50% of         subordination to the
                          any Broker Placement Fee, 25% will          Limited Partners'
                          be remitted to the Partnership, until       Priority Return.
                          TMP Realty has satisfied it obligation
                          to pay, out of the Borrower Loan
                          Placement Fees, Selling Commissions and
                          the due diligence fees. On all loans
                          made thereafter, TMP Realty may retain
                          50% of any Broker Loan Placement Fees,
                          and the remaining 50% will be remitted
                          to the Partnership; provided, however,
                          that TMP Realty's right to retain it
                          50% portion shall be subordinated to a
                          cumulative noncompounded return of 8%
                          per annum to the Limited Partners on
                          their Adjusted Capital Contributions.

Interest in Partnership   1% interest in all Partnership allocation   Not determinable at this
Allocation of each        Net Income, net loss, and Distributions     time.
Material Item (General    of Distributable Cash from Operations.
Partners)

Subordinated
Participation             A 24% interest in allocation of Net         Not determinable
(General Partners)        Income and Distributions of Cash            at this time.
                          from Loan Repayments or from the Sale
                          or Refinancing of a property acquired
                          through foreclosure or otherwise, all
                          subordinated to a return of all the
                          Limited Partners of 8% per annum on
                          their Adjusted Capital Contributions.

Subordinated Real Estate  Real Estate commissions with respect        Not determinable at this
Commission (General       to the sale of any properties acquired      time.
Partners or an Affiliate) through foreclosure or otherwise,
                          which are equal to the lessor of: (1)
                          3% of the gross sales price of a
                          property equal to one-half the normal
                          and competitive rate charged by
                          unaffiliated parties, but such payment
                          shall be subordinated to a return of
                          all of the Limited partners' Capital
                          Contributions, plus a non-compounded
                          return to the Limited Partners of 8%
                          per annum on their Adjusted Capital
                          Contributions.

(1) The amount of the Broker Loan Fees to be received by TMP Realty will depend on (i) the dollar amount of Units sold in this offering; (ii) the duration or term of the loans made by the Partnership; and

(iii) market conditions which will affect the points that can be charged. Based on the assumptions that $20,000,000 of Units are sold, the duration of all of the loans is 36 months, and the points charged are equal to 1/2% of the loan amount per month, on the Initial Funding of Loans TMP Realty would receive points of $3,528,000. However, TMP Realty will pay $1,500,000 of that amount as Selling Commissions and due diligence fees, and approximately $125,000 for Organization and Offering Expenses, which would result in compensation to TMP Realty of $1,903,000 or about 9.5% of the Gross Proceeds of the Offering. On the next $11,200,000 of loans made, after payment of the remaining Selling Commissions, TMP Realty would retain Broker Loan Fees of $1,008,000, assuming all such Loans are made for 36 month terms. However, based on their experience, the General Partners believe that most loans will be made for 12-to-24 month terms and, therefore, on the Initial Funding of Loans, the points that would be paid and TMP Realty's compensation would be substantially lower (see note (2) below). If only $1,000,000 of Units are sold, assuming loans are made for 36 month terms and points of 1/2% per month are paid, TMP Realty would receive points aggregating $176,400 on the Initial Funding of Loans, but would be obligated to pay Selling Commissions and Organization and Offering Expenses aggregating approximately $200,000.

(2) Based on the experience and knowledge of the market conditions, the General Partners do not believe it to be a realistic assumption that all loans will be of 36 months' duration. Land loans most often are made for periods ranging from 12-to-24 months and the General Partners believe that the term of the loans will average about 18 months. If the Partnership were funded at $20,000,000 in Gross Proceeds, and assuming the term of the loans made averages 18 months, resulting in the payment by borrowers of an average of 9 points, the Partnership would not participate in the points paid on the first $19,600,000 of loans made. Such points would total $1,764,000, would be used by TMP Realty to pay Selling Commissions, due diligence fees and Organization and other Offering Expenses. The Partnership would receive 25%, or approximately $600,000, of the points (or a total of approximately $2,400,000) on approximately the next $26,667,000 of loans made (with repaid principal or by loan extensions); and would receive at least 50% of points on all loans made thereafter.

(3) Points, like interest, represent a cost to the borrower for a loan. As a result, it may be possible to obtain more points from borrowers by decreasing the rate of interest charged on a loan. An increase in points in exchange for a reduction in interest rates would increase the compensation that would be received by TMP Realty. For this reason, the General Partners have placed a ceiling on the points that may be charged on loans at 1/2% per month, which is comparable to the points charged by other mortgage lenders on similar loans being made in Southern California. In addition, borrowers ordinarily will resist increases in points because points must be paid in advance; however, for tax purposes, points may not be deducted when paid. Finally, to compete with other mortgage lenders the Partnership will have to keep its mortgage terms, including points, in line with those offered by other mortgage lenders.

(4) A Limited Partner's Adjusted Capital Contribution is the amount the Limited Partner paid for his or her Units, reduced by any cash distributions the source of which is other than interest or fees on loans made by the Partnership. See Item 1, "BUSINESS", subcaption "Distributions, Net Income and Net Loss".

                                    ITEM 14.
           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                                     FORM 8K

        (a) For a listing of financial statements, reference is made to Item 8 included in this form 10K.

        (b)     Exhibits:

                3 & 4   Amended and Restated Agreement of Limited Partnership
incorporated by reference to Exhibit 4.1 filed in Form S-11, SEC File No. 33-39238 on April 13, 1992.

                10      Material contracts are incorporated by reference as
follows:

                  Incorporated by reference to Amendment No. 1 as filed with the SEC on September 14, 1992.

                  10.1.1      Loan Agreement - PR Equities Loan (Loan #1)
                  10.1.2      Promissory Note - PR Equities Loan (Loan #1)
                  10.1.3      Deed of Trust - PR Equities Loan (Loan #1)
                  10.2.1      Loan Commitment - PR Equities Loan (Loan #2)
                  10.3.1      Loan Agreement - Frame Loan (Loan #3)
                  10.3.2      Promissory Note - Frame Loan  (Loan #3)
                  10.3.3      Deed of Trust - Frame Loan (Loan #3)
                  10.4.1      Loan Agreement - Sunset Crossing Loan (Loan #4)
                  10.4.2      Promissory Note - Sunset Crossing Loan (Loan #4)
                  10.4.3      Deed of Trust - Sunset Crossing Loan (Loan #4)
                  10.4.4      Personal Guaranty - Sunset Crossing Loan (Loan #4)
                  10.4.5      Promissory Note - Bank Loan for Bridge
                              Financing - Sunset Crossing Loan (Loan #4)





                  Incorporated by reference to Amendment No. 3 as filed with the SEC on February 24, 1993.

                  10.7.1            Loan Agreement - PR Equities Loan (Loan #2)
                  10.7.2            Promissory Note - PR Equities Loan (Loan #2)
                  10.7.3            Deed of Trust - PR Equities Loan (Loan #2)
                  10.10.1           Loan Agreement - Fox-Olson Loan (Loan #5)
                  10.10.2           Promissory Note- Fox-Olson Loan (Loan #5)
                  10.10.3           Deed of Trust - Fox-Olson Loan (Loan #5)
                  10.11.1           Loan Agreement - Environmental
                                    Development, Ltd. (Loan #6)
                  10.11.2 Promissory Note - Environmental Development, Ltd. (Loan #6)
                  10.11.3           Deed of Trust - Environmental Development
                                    Ltd. (Loan #6)

                  Incorporated by reference to Amendment No. 6 as filed with the SEC on September 14, 1993:

                  10.8.4            Modification of Promissory Note - Frame
                                    Loan (Loan #3)
                  10.12.1           Loan Agreement - Fox-Olson Loan 2 (Loan #7)
                  10.12.2           Promissory Note - Fox-Olson Loan 2 (Loan #7)
                  10.12.3           Deed of Trust  - Fox-Olson Loan 2 (Loan #7)

                  Incorporated herein by reference to Exhibits A through H filed with the Registrant's Current Report on Form 8-K, dated October 12, 1993, SEC File No. 0-19933:

                  10.13.1           Loan Agreement - Singletary Loan (Loan #8)
                  10.13.2           Promissory Note - Singletary Loan (Loan #8)
                  10.13.3           Deed of Trust - Singletary Loan (Loan #8)
                  10.14.1           Loan Agreement - LaMonte Loan (Loan #9)
                  10.14.2           Promissory Note - LaMonte Loan (Loan #9)

                  10.14.3           Deed of Trust - LaMonte Loan (Loan #9)
                  10.14.4 Subordination, Non-disturbance and Attornment Agreement - LaMonte Loan (Loan #9)
                  10.14.5 Consent to and Subordination of Deed of Trust - LaMonte Loan (Loan #9)

                          TMP LAND MORTGAGE FUND, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1996 and 1995


                               Table of Contents



Independent Auditor's Report............................................      1

Balance Sheets..........................................................      2

Statements of Income....................................................      3

Statements of Partners' Capital.........................................      4

Statements of Cash Flows................................................      5

Notes to Financial Statements...........................................   6-11

Supplementary Information...............................................  12-17

                 BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD
                           AN ACCOUNTANCY CORPORATION
                          CERTIFIED PUBLIC ACCOUNTANTS



                            Independent Auditor's Report


To the Partners
TMP Land Mortgage Fund, Ltd.
A California Limited Partnership


We have audited the accompanying balance sheets of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/ BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD

BALSER, HOROWITZ, FRANK & WAKELING
        An Accountancy Corporation

Santa Ana, California
February 3, 1997


       3000 WEST MACARTHUR BLVD., SUITE 600, SANTA ANA, CALIFORNIA 92704
         TELEPHONE (714) 754-1040 - (562) 425-8585 * FAX (714) 754-0362
                           BRANCH OFFICE: LONG BEACH

   MEMBERS: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND CALIFORNIA
                    SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                          TMP LAND MORTGAGE FUND, LTD.

                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1996 and 1995


                                     Assets
                                     ------

                                                     1996              1995
                                                     ----              ----
Cash                                             $   131,405        $    81,957

Other receivable                                         200             24,285

Mortgage loans on real estate (Schedule I)                 0          3,320,000

Investments                                        2,797,666          1,325,770

Properties held for sale (Schedule II)            12,939,130          9,633,530
                                                 -----------        -----------

    Total assets                                 $15,868,401        $14,385,542
                                                 ===========        ===========


                       Liabilities and Partners' Capital
                       ---------------------------------

Accounts payable                                 $         0        $    17,475

Due to affiliates                                     23,885             66,277

Accrued expenses                                   2,682,642            762,271
                                                 -----------        -----------

    Total liabilities                              2,706,527            846,023
                                                 -----------        -----------

Partners' capital (deficit)

  General partners                                   (25,585)           (21,808)

  Limited partners, 20,000 equity units
   authorized, 15,715 units outstanding
   at December 31, 1996 and 1995                  13,187,459         13,561,327
                                                 -----------        -----------

  Total partners' capital                         13,161,874         13,539,519
                                                 -----------        -----------

  Total liabilities and partners' capital        $15,868,401        $14,385,542
                                                 ===========       ============

             See Accompanying Notes and Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.

                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1996, 1995 and 1994

                                             1996          1995           1994
                                             ----          ----           ----
Revenue:

  Mortgage loan interest income            $152,734      $697,431      $1,216,528
  Bank deposit interest income                3,552        19,142          37,103
  Investment income                         146,011        11,662              -0
  Other income                                4,600         3,600           4,528
                                           --------      --------      ----------

    Total revenue                           306,897       731,835       1,258,159
                                           --------      --------      ----------
Expenses:

  Accounting and legal                        1,020        18,352          24,059
  Advertising                                     0           642              -0
  California Franchise Tax                      800           800             800
  Foreclosure costs                               0             0          40,061
  Loan administration                           151             0              35
  Office expenses                                 0         3,044           3,210
  Postage and printing                            0         5,502           6,677
  Property taxes                                  0             0         423,224
  Secretarial and bookkeeping support             0         9,460          11,651
                                           --------      --------      ----------

    Total expenses                            1,971        37,800         509,717
                                           --------      --------      ----------

Net income                                 $304,926      $694,035      $  748,442
                                           ========      ========      ==========
Allocation of net income:

  General partners, in the aggregate       $  3,049      $  6,940      $    7,484
                                           ========      ========      ==========
  Limited partners, in the aggregate       $301,877      $687,095      $  740,958
                                           ========      ========      ==========
  Limited partners, per equity unit        $     19      $     44      $       47
                                           ========      ========      ==========

             See Accompanying Notes and Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1996, 1995 and 1994

                                          General          Limited
                                          Partners         Partners             Total
                                          --------         --------             -----
Partners' capital, December 31, 1993      $  1,408       $ 14,605,314       $ 14,606,722

Capital contributed in 1994                      0          1,254,000          1,254,000

Net income for 1994                          7,484            740,958            748,442

Distributions to partners in 1994          (12,244)        (1,211,972)        (1,224,216)
                                          --------       ------------       ------------

Partners' capital (deficit),
 December 31, 1994                          (3,352)        15,388,300         15,384,948

Net income for 1995                          6,940            687,095            694,035

Distributions to partners in 1995          (25,396)        (2,514,068)        (2,539,464)
                                          --------       ------------       ------------

Partner's capital (deficit),
 December 31, 1995                         (21,808)        13,561,327         13,539,519

Net income for 1996                          3,049            301,877            304,926

Distributions to partners in 1996           (6,826)          (675,745)          (682,571)
                                          --------       ------------       ------------

Partner's capital (deficit),
 December 31, 1996                        $(25,585)      $ 13,187,459       $ 13,161,874
                                          ========       ============       ============

Distributions to Limited Partners, per equity unit, for 1996, 1995 and 1994 were $43, $160 and $77, respectively, as determined by dividing the distributions to partners for the year by the number of units outstanding at the end of the year.

             See Accompanying Notes and Independent Auditor's Report

                         TMP LAND MORTGAGE FUND, LTD.
                      (A California Limited Partnership)
                           Statements of Cash Flows
             For the Years Ended December 31, 1996, 1995 and 1994


                                                                  1996                1995              1994
                                                                  ----                ----              ----
Cash flow from operating activities:
  Net income                                                  $   304,926         $   694,035       $   748,442
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Decrease in accrued interest receivable                             0              91,902            42,415
    (Increase)  or decrease in other receivable                    24,085             (24,285)                0
    Increase or (decrease) in accounts payable                    (17,475)              1,298            12,612
    Increase in accrued expenses                                1,920,371             557,314           204,157
    Increase or (decrease) in due to affiliates                   (42,392)             65,408            (2,476)
                                                              -----------         -----------       -----------
     Net cash provided by operating activities                  2,189,515           1,385,672         1,005,150
                                                              -----------         -----------       -----------

Cash flow provided by or (used in) investing activities:
    Funding of loans receivable                                         0                   0        (2,725,000)
    Proceeds from maturity of loans receivable                  1,500,000           4,950,000           600,000
    Acquisition of properties                                  (2,085,600)         (2,832,068)                0
    Increase in investments                                      (871,896)         (1,325,770)                0
    Payment for development and carrying costs                          0                   0           (56,462)
                                                              -----------         -----------       -----------
     Net cash (used in) investing activities                   (1,457,496)            792,162        (2,181,462)
                                                              -----------         -----------       -----------

Cash flow provided by or (used in) financing activities:
  Capital contributions                                                 0                   0         1,254,000
  Distributions to partners                                      (682,571)         (2,539,464)       (1,224,216)
                                                              -----------         -----------       -----------
     Net cash provided by or (used in) financing
        activities                                               (682,571)         (2,539,464)           29,784
                                                              -----------         -----------       -----------

Net increase or (decrease) in cash                                 49,448            (361,630)       (1,146,528)
Cash, beginning of year                                            81,957             443,587         1,590,115
                                                              -----------         -----------       -----------
Cash, end of year                                             $   131,405         $    81,957       $   443,587
                                                              ===========         ===========       ===========

Supplemental disclosures of cash flow information:

  Income taxes paid                                           $       800         $       800       $       800

Other disclosures:

Non-cash investing and financing activities during the year ended December 31, 1996 and 1995 consisted of acquiring land parcels through foreclosure proceedings on loans receivable. Total outstanding loan balances of $1,320,000, $2,125,000 and $6,745,000 for 1996, 1995 and 1994, respectively, were transferred to properties held for sale.

            See Accompanying Notes and Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.

                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



Note 1 - Organization and summary of significant accounting policies

       Organization - TMP Land Mortgage Fund, Ltd., A California Limited Partnership (the "Partnership"), was formed on November 15, 1991 by TMP Properties and TMP Investments, Inc. (collectively referred to as the "General Partners"). The purpose of the Partnership is to raise capital and make short-term (generally one to three-year) loans to unaffiliated persons or entities secured by first trust deeds (mortgages) on unimproved real property primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the partners, primarily from interest earned on the mortgage loans. No mortgage loans will be made with maturities beyond July 31, 1997; and the general partners intend to cease making loans by January 31, 1997 and to liquidate the Partnership's assets and dissolve the Partnership as soon as practicable thereafter. In accordance with certain provisions of the Partnership Agreement (the "Agreement"), the Partnership may be dissolved earlier than 1997.

       The General Partners manage and control the affairs of the Partnership, including having final approval of all loans and investments, and have ultimate authority for matters affecting the interest of the Partnership. All organization and offering expenses of the Partnership were paid by an affiliate of the General Partners.

       Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

       Partners' Equity - The Partnership raised capital through a public offering of units at $1,000 per unit. The minimum offering size was 1,000 units or $1,000,000. The maximum offering size was 20,000 units or $20,000,000. As of December 31, 1994, 15,715 units were sold for total capital contributions of $15,715,000. No contributions were accepted after April 21, 1994.

       The partnership agreement provides for two types of investments:
       Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement is $2,000 and all others are a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

       Allocation of net income and net losses from operations - Net income from operations shall generally be allocated 99% to all limited partnership units, which will be further allocated among such units on a pro rata basis, and 1% to the general partners. Net losses shall be allocated to the partners with positive capital accounts, in accordance with the ratio of their positive capital account balances, until no partner has a positive capital account; and thereafter, net losses will be allocated 100% to the general partners.

                        See Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1996 and 1995


Note 1 - Organization and summary of significant accounting policies (Continued)

       Allocation of profits and losses on sales of property - Profits and losses on sales of property (which would ordinarily be acquired, if at all, on foreclosure of a defaulted loan) will be allocated first to the limited partners, until they have received a cumulative, non-compounded 8% per annum return on their adjusted capital contributions and then 76% to the limited partners and 24% to the general partners. In the case of any losses that might be incurred on the sale of foreclosed property, such losses will be allocated first to any of the partners, whether general or limited, with positive balances in their capital accounts, until such time as no general or limited partner has a positive balance in his or her capital account. Thereafter, all losses on sales of foreclosed property will be allocated to the general partners.

       Distributions of cash from operations - Distributions of cash from operations, if any, will be made monthly within 30 days after the end of each calendar month, and shall be allocated 99% to the limited partners and 1% to the general partners. Distributions made during 1996, 1995 and 1994 are shown on the accompanying statements of partners' capital.

       Cash from loan repayments and from sales or refinancing of property - Cash from loan repayments and from any sale or financing of a foreclosed property that is not reinvested in new mortgage loans or retained for operations of the Partnership will be distributed 99% to the limited partners and 1% to the general partners until the limited partners have received cumulative cash distributions in an aggregate amount equal to their capital contributions plus their priority return. Thereafter cash from loan repayments and from sales or refinancing will be distributed 24% to the general partners and 76% to the limited partners. A limited partner's priority return will be equal to a cumulative, but not compounded, return of 8% per annum on his or her adjusted capital contribution. A limited partner's adjusted capital contribution is the amount which the limited partner paid for his or her units, reduced by the amount of cash distributed to him or her other than cash from operations and cash from loan repayments or sales or financing that must be applied to satisfy the limited partners' priority return.

       Properties Held for Sale - Properties held for sale consist of unimproved land and are stated at the balances of the foreclosed loans plus carrying costs incurred since foreclosure. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all carrying costs which includes interest expense and property taxes. Such costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

       Income Taxes - No provision for federal income taxes has been made in these financial statements as all profit and losses will flow through to the respective partners and are recognized on their income tax returns. However, the minimum California Franchise tax due by the Partnership at December 31, 1996, 1995 and 1994 was $800 per year.

                        See Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1996 and 1995




Note 1 - Organization and summary of significant accounting policies (Continued)

       Allowance for Losses on Loans - In view of the relationship of the loan amounts to market values of the properties mortgaged, there is no provision for an allowance for losses on loans. Factors that could be considered in establishing the timing and amount of an allowance for losses would include the market value of the collateral compared to the loan balance, the borrower's ability to repay the loan and prospects for selling the collateral.

       Cash and Cash Equivalents - For the purpose of the statements of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. During the normal course of its business, the Partnership accumulates cash and maintains deposits at various banks. Occasionally, the cash deposit at a particular bank may exceed the federally insured limit. Any accounting loss or cash requirement resulting from the failure of a bank would be limited to such excess amounts. Cash deposits in excess of the federally insured limits totaled $42,797 and $341,599 at December 31, 1996 and 1995, respectively.

       Estimates - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

       Concentration - All unimproved land parcels held for sale are located in Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition. The Partnership attempts to mitigate any potential risk by monitoring the market condition and holding the land parcels until the real estate market recovers.


Note 2 - Related Party Transactions

       Unaffiliated borrowers paid broker loan placement fees to TMP Realty, Inc., an affiliate of the General Partners, of $40,000, $88,000 and $258,750 during 1996, 1995 and 1994, respectively, for assistance in negotiating loan terms with the Partnership. TMP Realty, Inc. pays all organization and offering expenses, including all legal, accounting, printing, registration and other costs. In addition, the borrowers paid loan servicing fees to TMP Investments, Inc., a general partner of the Partnership, of $10,000, $33,000 and $69,375 during 1996, 1995 and 1994, respectively. At December 31, 1995, the partnership owed TMP Investments, Inc. $22,000 for loan servicing fees.

                        See Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



Note 2 - Related Party Transactions (Continued)

       Under the terms of the Agreement, if the General Partners or their affiliates provide a substantial amount of services in connection with the sale of a property, or a portion of it, acquired through foreclosure or otherwise, they shall be paid a commission not to exceed the lesser of
       1) one-half of the normal and competitive percentage of gross sales price charged for similar services by an unaffiliated partner; or 2) 3% of the gross sales price of the property. The payment shall be subordinate to a return of all of the limited partners' capital contributions and the payment to the limited partners of their cumulative unpaid priority returns.

       Units were offered to the public through TMP Capital Corp. ("TMP Capital"), an affiliate of the General Partners, as managing broker-dealer. As the managing broker-dealer, TMP Capital received a sales commission of up to 10% of the gross proceeds, up to 8% of which was reallocated to soliciting dealers on units sold by them. These sales commissions were paid by TMP Realty, Inc.

       During 1996, 1995 and 1994, the Partnership was charged $21,421, $17,624 and $21,381, respectively, (of which $105, $0 and $869 is included in the accrued expense balance at year-end) by TMP Investments, Inc. for cost reimbursements for office and secretarial expenses.


Note 3 - Mortgage loans on real estate

       The loan agreements require borrowers to place funds from the loan proceeds in a restricted bank account equal to the total interest payments over the term of the loan.

       The Partnership receives a first security interest in said account as additional collateral for the payment of the note. The borrowers instruct the bank to pay to the Partnership the amount of the monthly loan payment. In view of this, the only accrual of interest on the loans is for the portion of each month the loan is earning interest until the first of the following month when the funds are released from the restricted account.

       In the event of foreclosure, the collateral would be recorded at its fair value at the time of foreclosure. Fair value would be considered to be the lower of (a) appraised value determined by an independent real estate appraiser, or (b) the general partners' determination of the value of the property based on their analysis.

                        See Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



Note 3 - Mortgage loans on real estate (Continued)

       The Partnership would consider collateral for a loan in substance foreclosed if all the following criteria are met:

       1. The borrower has little or no equity in the collateral, considering the current fair value of the collateral; and

       2. Proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and

       3.       The borrower has either:

                (a) formally or effectively abandoned control of the collateral to the Partnership, or

                (b) retained control of the collateral but, because of the current financial condition of the borrower, or the economic prospects for the borrower and/or the collateral in the foreseeable future, it is doubtful that the borrower will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

       If this occurred, the collateral would be considered foreclosed and would be recorded at its fair value.

       The Olson #2 note for $500,000 matured December 17, 1994, went into default and was foreclosed on April 26, 1995. The collateral (land) was recorded in the accounts at the loan amount which approximates the fair value of the land.

       The Environmental Development loan for $1,625,000 matured October 15, 1994, went into default and was foreclosed on August 23, 1995. The collateral (land) was recorded in the accounts at the loan amount which approximates the fair value of the land.

       During the year ended December 31, 1995 the Singletary loan for $2,200,000 and the Lansing loan for $625,000 were paid in full.

       The LaMonte loan for $1,220,000 defaulted on April 26, 1995 and was foreclosed January 17, 1996. The collateral (land) was recorded in the accounts at the loan amount which approximates the fair value of the land.

                        See Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



Note 3 - Mortgage loans on real estate (Continued)

       The Rockfield Development loan for $100,000 defaulted on April 13, 1995 and foreclosure was completed on January 17, 1996. The Partnership acquired the collateral (land) and transferred it to TMP Mortgage Income Plus, Ltd. in exchange for an interest in a project.

       The Peppertree loan for $2,000,000 matured June 28, 1995 and was paid July 30, 1996. $1,500,000 was received in cash and $500,000 was received in the form of a 20% interest in a 163.33 acre project named Village One.


Note 4 - Investments

       Following is a summary of the investments of the Partnership as of December 31, 1996 and 1995.

                                                            1996            1995
                                                            ----            ----
            TMP Flowerfield, LLC                        $  140,233      $  216,144
            TMP Remington, LLC                             523,803         241,247
            Steadfast HSC, LLC                           1,006,206         868,378
            TMP Flowerfield - Sun City, LLC                341,685               0
            Peppertree Park, LLC                           500,000               0
            TMP Mortgage Income Plus, L.P. project         285,739               0
                                                        ----------      ----------
                                                        $2,797,666      $1,325,769
                                                        ==========      ==========

       The Partnership has a controlling interest in the above entities and the equity method is used to account for its share of the entities' earnings. None of the assets or liabilities of the entities are reflected in the Partnerships accounts.

                        See Independent Auditor's Report

                            Supplementary Information

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                   Schedule I - Mortgage Loans on Real Estate
             (Schedule XII, Rule 12-29, for SEC Reporting Purposes)
                                December 31, 1996


COLUMN          A              B          C          D         E          F             G                H
-----------------------------------------------------------------------------------------------------------------
                                                                                                     Principal
                                                                                                    Amount of
                                                                                                   Loans Subject
                                        Final     Periodic               Face        Carrying       to Delinquent
           Description     Interest    Maturity    Payment    Prior    Amount of     Amount of      Principal or
           of Loans (A)      Rate        Date       Term      Liens    Mortgages     Mortgages       Interest
-----------------------------------------------------------------------------------------------------------------
               None          n/a         n/a         n/a       n/a        0              0               0


                           Beginning balance                         $ 3,320,000
                             Additions during period:
                               New mortgage loans                              0
                             Reduction during period
                               Loans paid off                         (2,000,000)
                               Loans foreclosed                       (1,320,000)
                                                                     -----------
                           Ending balance                            $         0
                                                                     ===========

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                   Schedule I - Mortgage Loans on Real Estate
             (Schedule XII, Rule 12-29, for SEC Reporting Purposes)
                                December 31, 1995

COLUMN           A                    B           C          D          E          F            G                H
------------------------------------------------------------------------------------------------------------------
                                                                                                        Principal
                                                                                                        Amount of
                                                                                                       Loans Subject
                                                Final     Periodic              Face      Carrying     to Delinquent
           Description             Interest    Maturity    Payment   Prior    Amount of   Amount of    Principal or
           of Loans (A)              Rate        Date       Term     Liens    Mortgages   Mortgages      Interest
------------------------------------------------------------------------------------------------------------------
1. Rockfield Development (Note 3)   12.5%      3/1/95        (B)     None    $  100,000   $  100,000   $  100,000
2. La Monte (Note 3)                12.5%     4/25/95        (B)     None     1,220,000    1,220,000    1,220,000
3. Peppertree Land Company (Note 3) 12.5%     6/28/95(C)     (B)     None     2,000,000    2,000,000         None
                                                                             ----------   ----------   ----------
                                                                             $3,320,000   $3,320,000   $1,320,000
                                                                             ==========   ==========   ==========
                                       Beginning balance                      $8,270,000
                                         Additions during period:
                                           New mortgage loans                           0
                                         Reduction during period
                                           Loans paid off                     ( 2,825,000)
                                           Loans foreclosed                   ( 2,125,000)
                                                                               ----------

                                       Ending balance                         $ 3,320,000
                                                                               ==========

(A) All loans are first mortgage on unimproved property in the Southern California area.
(B) All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.
(C) This loan was originally due on June 28, 1995 and was extended up to December 28, 1995. Currently under another agreement it is on a month-to-month basis.

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                   Schedule I - Mortgage Loans on Real Estate
             (Schedule XII, Rule 12-29, for SEC Reporting Purposes)
                                December 31, 1994

COLUMN           A                    B           C          D          E          F            G                H
------------------------------------------------------------------------------------------------------------------------
                                                                                                           Principal
                                                                                                            Amount of
                                                                                                           Loans Subject
                                                Final     Periodic             Face         Carrying       to Delinquent
           Description             Interest    Maturity    Payment   Prior     Amount of     Amount of      Principal or
           of Loans (A)              Rate        Date       Term      Liens    Mortgages     Mortgages       Interest
------------------------------------------------------------------------------------------------------------------------
1. Olson #2 (Note 3)                   12.5%    12/17/94      (B)     None       $   500,000  $  500,000        $500,000
2. Rockfield Development               12.5%    3/1/95        (B)     None           100,000     100,000         None
3. Singletary                          12.5%    4/12/95       (B)     None         2,200,000   2,200,000         None
4. La Monte                            12.5%    4/25/95       (B)     None         1,220,000   1,220,000         None
5. Environmental Development           12.5%    5/15/95       (B)     None         1,625,000   1,625,000         None
6. Peppertree Land Company             12.5%    6/28/95       (B)     None         2,000,000   2,000,000         None
7. Gregg Lansing                       12.5%    9/23/95       (B)     None           625,000     625,000         None
                                                                                  ----------   ---------        --------
                                                                                 $ 8,270,000  $8,270,000        $500,000
                                                                                 ===========  ==========        ========

                                       Beginning balance                         $12,890,000
                                         Additions during period:
                                           New mortgage loans                      2,725,000
                                         Reduction during period
                                           Loans paid off                        (   600,000)
                                           Loans foreclosed                      ( 6,745,000)
                                                                                  ----------

                                       Ending balance                            $ 8,270,000
                                                                                  ==========

(A) All loans are first mortgage on unimproved property in the Southern California area.
(B) All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                   Schedule I - Mortgage Loans on Real Estate
             (Schedule XII, Rule 12-29, for SEC Reporting Purposes)
                                December 31, 1993



COLUMN           A                    B           C          D          E          F            G                H
------------------------------------------------------------------------------------------------------------------======
                                                                                                           Principal
                                                                                                            Amount of
                                                                                                           Loans Subject
                                                Final     Periodic             Face         Carrying       to Delinquent
           Description             Interest    Maturity    Payment   Prior     Amount of     Amount of      Principal or
           of Loans (A)              Rate        Date       Term      Liens    Mortgages     Mortgages       Interest
------------------------------------------------------------------------------------------------------------------------
1. PR Equities                         12.5%     1/13/94      (B)     None       $2,400,000   $2,400,000        None

2. Frame                               12.5%     1/28/94      (B)     None          600,000      600,000        None

3. Sunset Crossing                     12.5%     8/27/94      (B)     None        1,875,000    1,875,000        None

4. PR Equities                         12.5%     5/30/94      (B)     None        1,150,000    1,150,000        None

5. Olson                               12.5%     6/24/94      (B)     None        1,320,000    1,320,000        None
                                                                                  ---------    ---------

                                                                                 $7,345,000   $7,345,000

(A) All loans are first mortgage on unimproved property in the Southern California area.
(B) All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                   Schedule I - Mortgage Loans on Real Estate
             (Schedule XII, Rule 12-29, for SEC Reporting Purposes)
                                December 31, 1993

COLUMN           A                    B           C          D          E          F            G                H
------------------------------------------------------------------------------------------------------------------------
                                                                                                           Principal
                                                                                                            Amount of
                                                                                                           Loans Subject
                                                Final     Periodic             Face         Carrying       to Delinquent
           Description             Interest    Maturity    Payment   Prior     Amount of     Amount of      Principal or
           of Loans (A)              Rate        Date       Term      Liens    Mortgages     Mortgages       Interest
------------------------------------------------------------------------------------------------------------------------
1. PR Equities (Note 3)                12.5%    1/14/94       (B)     None       $ 2,400,000  $ 2,400,000       None
2. Toman Company (Note 3)              12.5%    7/28/94       (B)     None           600,000       600,000      None
3. Sunset Crossing (Note 3)            12.5%    8/27/94       (B)     None         1,875,000    1,875,000       None
4. PR Equities                         12.5%    5/30/94       (B)     None         1,150,000    1,150,000       None
5. Olson                               12.5%    6/24/94       (B)     None         1,320,000    1,320,000       None
6. Environmental Development           12.5%    10/15/94      (B)     None         1,625,000    1,625,000       None
7. Olson #2                            12.5%    12/17/94      (B)     None           500,000      500,000       None
8. Singletary                          12.5%    4/12/95       (B)     None         2,200,000    2,200,000       None
9. La Monte                            12.5%    4/25/95       (B)     None         1,220,000    1,220,000       None
                                                                                  ----------   ----------
                                                                                 $12,890,000  $12,890,000

                                       Beginning balance                         $ 7,345,000
                                         Additions during period:
                                           New mortgage loans                      5,545,000

                                       Ending balance                            $12,890,000

(A) All loans are first mortgage on unimproved property in the Southern California area.
(B) All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.

                           TMP LAND MORTAGE FUND, LTD.
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                                December 31, 1996

COLUMN        A                          B             C                          D                                E
---------------------------------------------------------------------------------------------------------------------------
                                                                          COSTS CAPITALIZED
                                                                             SUBSEQUENT                         Gross
                                                                            TO ACQUISITION                      amount
                                                                                                               at which
                                                    Initial                               Carrying             Carried at
   Description of Assets            Encumbrances     Costs           Improvements           Costs               Year-End
   ---------------------            ------------     -----           ------------           -----               --------
Unimproved land - San Jacinto, CA       0          $3,550,000          $ 63,737          $2,459,279          $  6,073,016

Unimproved land - Sun City, CA          0           1,320,000               638              25,619             1,346,257
Unimproved land - Banning, CA           0           1,875,000             1,500              48,581             1,925,081
Unimproved land - San Diego             0           1,658,000            15,207              63,870             1,737,077
Unimproved land - Sun City              0             500,000             4,780               5,162               509,942
Unimproved land - Simi Valley           0           1,220,000            72,794              54,963             1,347,757
                                        -           ---------            ------              ------             ---------
                                        0         $10,123,000          $158,656          $2,657,474           $12,939,130
                                        =         ===========          ========          ==========           ===========


Reconciliation of carrying amount
Beginning balance                                 $ 9,633,530

Additions
  Initial costs                $1,220,000
  Improvements                     67,569
  Carrying costs                2,018,031
                               ----------
  Total additions                                   3,305,600
                                                  -----------
Ending balance                                    $12,939,130
                                                  ===========


                                      ------------------------------------------------------
                                            F           G              H              I
                                      ------------------------------------------------------
                                                                                  Estimated
                                       Accumulated    Date of         Date       Depreciable
   Description of Assets              Depreciation  Construction    Acquired         Life
   ---------------------              ------------  ------------    --------         ----
Unimproved land - San Jacinto, CA           0          n/a          6/2/94 &
                                                                    8/11/94          n/a
Unimproved land - Sun City, CA              0          n/a          11/2/94          n/a
Unimproved land - Banning, CA               0          n/a          12/21/94         n/a
Unimproved land - San Diego                 0          n/a           8/23/95         n/a
Unimproved land - Sun City                  0          n/a           4/26/95         n/a
Unimproved land - Simi Valley               0          n/a           4/22/96         n/a
                                            -
                                            0
                                            =


Reconciliation of carrying amount
Beginning balance

Additions
  Initial costs
  Improvements
  Carrying costs
  Total additions

Ending balance

                           TMP LAND MORTAGE FUND, LTD.
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                                December 31, 1995

COLUMN          A                           B               C                        D                           E
--------------------------------------------------------------------------------------------------------------------------
                                                                            COSTS CAPITALIZED                  Gross
                                                                                SUBSEQUENT                     amount
                                                                              TO ACQUISITION
                                                                                                               at which
                                                         Initial                           Carrying           Carried at
   Description of Assets              Encumbrances        Costs          Improvements        Costs             Year-End
   ---------------------              ------------        -----          ------------        -----             --------
Unimproved land - San Jacinto, CA           0          $3,550,000          $63,737          $566,979          $4,180,7160

Unimproved land - Sun City, CA              0           1,320,000              637            11,377            1,332,014
Unimproved land - Banning, CA               0           1,875,000                0            25,739            1,900,739
Unimproved land - San Diego                 0           1,658,000           13,399            33,299            1,704,698
Unimproved land - Sun City                  0             500,000            4,780             2,049              506,829
Unimproved land - Simi Valley               0                   0            8,534(A)              0                8,534
                                            -                   -            -----                 -                -----

                                            0          $8,903,000          $91,087          $639,443           $9,633,530
                                            =          ==========          =======          ========           ==========

Reconciliation of carrying amount
Beginning balance                                      $6,801,462

Additions
  Initial costs                    $2,158,000
  Improvements                         41,696
  Carrying costs                      632,372
                                   ----------
  Total additions                                       2,832,068
                                                       ----------
Ending balance                                         $9,633,530
                                                       ==========


                                     ---------------------------------------------------------------
                                           F                G                 H              I
                                     ---------------------------------------------------------------
                                                                                          Estimated
                                     Accumulated         Date of              Date       Depreciable
   Description of Assets             Depreciation     Construction          Acquired        Life
   ---------------------             ------------     ------------          --------        ----
Unimproved land - San Jacinto, CA          0               n/a               6/2/94 &
                                                                            8/11/94          n/a
Unimproved land - Sun City, CA             0               n/a              11/2/94          n/a
Unimproved land - Banning, CA              0               n/a             12/21/94          n/a
Unimproved land - San Diego                0               n/a              8/23/95          n/a
Unimproved land - Sun City                 0               n/a              4/26/95          n/a
Unimproved land - Simi Valley              0               n/a                   (A)         n/a
                                           -

                                           0
                                           =

Reconciliation of carrying amount
Beginning balance

Additions
  Initial costs
  Improvements
  Carrying costs

  Total additions

Ending balance

(A) Costs incurred for defaulted loan. The property is under foreclosure as of December 31, 1995. (See Note 3)

                           TMP LAND MORTAGE FUND, LTD.
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                                December 31, 1994

COLUMN          A                           B               C                          D                         E
--------------------------------------------------------------------------------------------------------------------------
                                                                               COSTS CAPITALIZED               Gross
                                                                                  SUBSEQUENT                   amount
                                                                                 TO ACQUISITION
                                                                                                              at which
                                                         Initial                            Carrying         Carried at
     Description of Assets            Encumbrances        Costs         Improvements          Costs           Year-End
     ---------------------            ------------        -----         ------------          -----           --------
Unimproved land - San Jacinto, CA           0          $3,550,000          $49,391                0          $3,599,391

Unimproved land - Sun City, CA              0           1,320,000                0                0           1,320,000
Unimproved land - Banning, CA               0           1,875,000                0            7,071           1,882,071
                                            -           ---------                -            -----           ---------

                                            0          $6,745,000          $49,391          $ 7,071          $6,801,462
                                            =          ==========          =======          =======          ==========


Reconciliation of carrying amount
Beginning balance                                      $        0

Additions
  Initial costs                    $6,745,000
  Improvements                         49,391
  Carrying costs                        7,071
                                   ----------
  Total additions                                       6,801,462
                                                       ----------
Ending balance                                         $6,801,462
                                                       ==========


                                    -----------------------------------------------------------
                                         F               G                H            I
                                    -----------------------------------------------------------
                                                                                     Estimated
                                    Accumulated        Date of            Date       Depreciable
     Description of Assets         Depreciation     Construction        Acquired         Life
     ---------------------         -------------    ------------        --------         ----
Unimproved land - San Jacinto, CA       0              n/a              6/2/94 &
                                                                       8/11/94          n/a
Unimproved land - Sun City, CA          0              n/a             11/2/94          n/a
Unimproved land - Banning, CA           0              n/a            12/21/94          n/a
                                        -

                                        0
                                        =

Reconciliation of carrying amount
Beginning balance

Additions
  Initial costs
  Improvements
  Carrying costs

  Total additions

Ending balance

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated April 14, 1997.

                                    TMP LAND MORTGAGE FUND, LTD.
                                    a California Limited Partnership

                                    by TMP INVESTMENTS, INC.,
                                    a California corporation as co-general
                                    Partner


                                    By /s/ WILLAIM O. PASSO
                                      ------------------------------------
                                    William O. Passo, President


                                    By /s/ ANTHONY W. THOMPSON
                                      ------------------------------------
                                    Anthony W. Thompson, Executive Vice
                                    President



                                    By /s/ JENNY REX
                                      ------------------------------------
                                    Jenny Rex, Vice President Operations



                                    and TMP PROPERTIES, a California General
                                           Partnership as co-general Partner



                                    By /s/ WILLIAM O. PASSO
                                      ------------------------------------
                                    William O. Passo



                                    By /s/ ANTHONY W. THOMPSON
                                      ------------------------------------
                                    Anthony W. Thompson



                                    By /s/ SCOTT E. McDANIEL
                                      ------------------------------------
                                    Scott E. McDaniel

                                 EXHIBIT INDEX

                  3 & 4       Amended and Restated Agreement of Limited
Partnership incorporated by reference to Exhibit 4.1 filed in Form S-11, SEC File No. 33-39238 on April 13, 1992.

                  10          Material contracts are incorporated by reference
as follows:

                  Incorporated by reference to Amendment No. 1 as filed with the SEC on September 14, 1992.

                  10.1.1      Loan Agreement - PR Equities Loan (Loan #1)
                  10.1.2      Promissory Note - PR Equities Loan (Loan #1)
                  10.1.3      Deed of Trust - PR Equities Loan (Loan #1)
                  10.2.1      Loan Commitment - PR Equities Loan (Loan #2)
                  10.3.1      Loan Agreement - Frame Loan (Loan #3)
                  10.3.2      Promissory Note - Frame Loan  (Loan #3)
                  10.3.3      Deed of Trust - Frame Loan (Loan #3)
                  10.4.1      Loan Agreement - Sunset Crossing Loan (Loan #4)
                  10.4.2      Promissory Note - Sunset Crossing Loan (Loan #4)
                  10.4.3      Deed of Trust - Sunset Crossing Loan (Loan #4)
                  10.4.4      Personal Guaranty - Sunset Crossing Loan (Loan #4)
                  10.4.5      Promissory Note - Bank Loan for Bridge
                              Financing - Sunset Crossing Loan (Loan #4)

                  Incorporated by reference to Amendment No. 3 as filed with the SEC on February 24, 1993.

                  10.7.1            Loan Agreement - PR Equities Loan (Loan #2)
                  10.7.2            Promissory Note - PR Equities Loan (Loan #2)
                  10.7.3            Deed of Trust - PR Equities Loan (Loan #2)
                  10.10.1           Loan Agreement - Fox-Olson Loan (Loan #5)
                  10.10.2           Promissory Note- Fox-Olson Loan (Loan #5)
                  10.10.3           Deed of Trust - Fox-Olson Loan (Loan #5)
                  10.11.1           Loan Agreement - Environmental
                                    Development, Ltd. (Loan #6)
                  10.11.2 Promissory Note - Environmental Development, Ltd. (Loan #6)
                  10.11.3           Deed of Trust - Environmental Development
                                    Ltd. (Loan #6)

                  Incorporated by reference to Amendment No. 6 as filed with the SEC on September 14, 1993:

                  10.8.4            Modification of Promissory Note - Frame
                                    Loan (Loan #3)
                  10.12.1           Loan Agreement - Fox-Olson Loan 2 (Loan #7)
                  10.12.2           Promissory Note - Fox-Olson Loan 2 (Loan #7)
                  10.12.3           Deed of Trust  - Fox-Olson Loan 2 (Loan #7)

                  Incorporated herein by reference to Exhibits A through H filed with the Registrant's Current Report on Form 8-K, dated October 12, 1993, SEC File No. 0-19933:

                  10.13.1           Loan Agreement - Singletary Loan (Loan #8)
                  10.13.2           Promissory Note - Singletary Loan (Loan #8)
                  10.13.3           Deed of Trust - Singletary Loan (Loan #8)
                  10.14.1           Loan Agreement - LaMonte Loan (Loan #9)
                  10.14.2           Promissory Note - LaMonte Loan (Loan #9)
                  10.14.3           Deed of Trust - LaMonte Loan (Loan #9)
                  10.14.4           Subordination, Non-disturbance and
                                    Attornment Agreement - LaMonte Loan
                                    (Loan #9)
                  10.14.5           Consent to and Subordination of Deed of
                                    Trust - LaMonte Loan (Loan #9)
                  27                Financial Data Schedule