Form 10-Q
period 1997-03-31
TMP LAND MORTGAGE FUND LTD
filed 1997-05-15
CIK 872836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1997


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

                             ----------------------


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

       Balance Sheets as of March 31, 1997 and December 31, 1996

       Statements of Income for the Three Months ended March 31, 1997 and 1996

       Statements of Cash Flows for the Three Months ended March 31, 1997 and
       1996



The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity, and cash flows for the three month period then ended.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 Balance Sheets


                                                March 31, 1997   December 31, 1996
                                                  (Unaudited)        (Audited)
                                                 ------------      ------------
Assets
Cash                                             $    464,577      $    131,405
Accounts Receivable                                    88,642               200
Mortgage Loans on Real Estate                            --                --
Property Held for Sale                             13,254,190        12,939,130
Investment in Joint Venture                         1,833,280         2,797,666
                                                 ------------      ------------
Total Assets                                     $ 15,640,689      $ 15,868,401


Liabilities and Partners' Capital

Accounts Payable                                 $     10,800      $        800
Due to Affiliates                                      15,591            23,885
Property Taxes Payable                              2,960,987         2,681,842
                                                 ------------      ------------
Total Liabilities                                $  2,987,378      $  2,706,527

Partners' Capital

General Partners                                      (30,669)          (25,585)
Limited Partners 20,000 equity
 units authorized; 15,715 units
 outstanding as of March 31, 1997
 December 31, 1996                               $ 12,683,980      $ 13,187,459

Total Partners' Capital                          $ 12,653,311      $ 13,161,874


Total Liabilities & Partners' Capital            $ 15,640,689      $ 15,868,401

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three Months      Ended March 31,
                                                        1997            1996
                                                     ---------        ---------
Revenue:

  Mortgage loan interest income                      $       -        $  35,235

  Bank deposit interest income                           1,295            2,605

  Investment income                                    504,924           33,000

  Other income                                             900              900

         Total Revenue                               $ 507,119        $  71,740

Expenses:

  Accounting and legal                               $  (9,980)       $  (1,020)

  General & Admin. Expenses                             (5,656)            --

  California Franchise Tax                                --               --

  Foreclosure costs                                       --               --

  Loan administration                                     --               --

         Total Expenses                              $ (15,636)       $  (1,020)

Net income                                           $ 491,483        $  70,720

Allocation of net income:

  General partners                                   $   4,915        $     707
  Limited partners                                   $ 486,568        $  70,013

  Limited partners, per unit                         $   30.96        $    4.46

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months   Ended March 31,
                                                                             1997             1996
                                                                          -----------    -----------
Cash Flow From Operating activities:

 Net Income or (Loss)                                                     $   491,483    $    70,720

  Adjustments to reconcile net income to net cash provided by operating activities:

   Increase (Decrease) in Accounts Payable                                    280,851      1,486,609
   Increase (Decrease) in Accrued Expenses                                       --             --
   Decrease (Increase) in Loans Receivable                                       --          100,000
   Decrease (Increase) in Accounts Receivable                                 (88,442)        19,636

Net Cash Provided By (Used In) Operating
  Activities                                                              $   683,892    $ 1,676,965


Cash Flow from Investing Activities:

         (Increase) in Carrying cost of Properties                           (315,060)    (1,700,039)
         Decrease (Increase) in investment in
     Joint Venture                                                            964,385         76,654

Net Cash Provided By (Used In) Investing
   Activities                                                             $   649,325    $(1,623,385)

Cash Flow from Financing Activities:

    Distributions to partners                                             $(1,000,045)          --
    Capital contributions from partners                                          --             --

Net Cash Provided By (Used In) Financing
  Activities                                                              $(1,000,045)          --

Net Increase (Decrease) in Cash                                           $   333,172    $    53,580

Cash, beginning of period                                                 $   131,405    $    81,957

Cash, end of period                                                       $   464,577    $   135,537

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                    for the Three Months Ended March 31, 1997


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

As of March 31, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

The Partnership had 15,715 units outstanding as of March 31, 1997 and 1996.


Note 3 - Property Held for Sale

The Partnership had made twelve land loans as of March 31, 1997. Three of the loans had been repaid in full, and nine of the loans had defaulted. On all the defaults which had occurred, the Partnership foreclosed on the properties securing the loans.


NOTE 4 - Investment in Joint Venture

The Partnership has contributed property as an investment in five single family development joint ventures. The Partnership has a controlling interest in the entities and the equity method is used to account for its share of the entities' earnings.

                          TMP LAND MORTGAGE FUND, LTD.
                        a California Limited Partnership
                    for the Three Months ended March 31, 1997


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

As of March 31, 1997, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000. All proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. During the three months ended March 31, 1997, the following activity occured on the properties which the Partnership owns:


PR Equities Loan #1 and #2

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

The city was forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. The buyer would be required to pay the full unpaid assessment, penalties, interest as well as assume the full amount of the remaining assessment. The sale occured in April 1997 but there was no buyer for the properties; therefore, the Partnership continues to own these parcels.


Environmental Development Loan

The Partnership accepted a deed in lieu of foreclosure and now owns the property. A Joint Venture with TMP Homes has been formed to build single family homes on the 181 lots. The plan check for the final map and the improvement plans for Phase I and II are in process with the city. Loan packages have been sent to three lenders, with Tokai Bank expressing a strong interest in providing a construction loan.


Fox Olson Loan #2

Property on Newport Avenue west of the Interstate 215 is now owned by the Partnership. A Joint Venture with TMP Homes has been formed to build 45 single family homes. The final map is ready to record and a construction loan for the project is currently being sought.


LaMonte Loan

The Partnership has acquired this 6.5 acre commercial property through foreclosure in April, 1996. However, the previous debtor is attempting, through litigation, to set aside the foreclosure. The bankruptcy filing by the former borrower has been withdrawn.


During the three months ended March 31, 1997, net income was generated from the Partnership's share of profits resulting from the sale of the Hollywood Studio Club Apartments. There was no interest received on mortgage loans. Approximately $1,000,000 was distributed to investors as a result of the apartment sale.


During the three months ended March 31, 1996, net income was derived from both mortgage loan interest and investment income from the Hollywood Studio Club Apartments. No distributions made to investors. Distributions to investors began August 1, 1992, and continued monthly through May 1, 1995. On June 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans.

Management believes there is sufficient cash to meet anticipated Partnership cash needs for the next 12 months. However, management does not plan to pay the Mello Roos taxes on the PR Equities properties unless the bonds can be restructured under more favorable terms.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        a California Limited Partnership
                    for the Three Months ended March 31, 1997


Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 1997



                                   TMP LAND MORTGAGE FUND, LTD.
                                   a California Limited Partnership

                                   By: TMP Investments, Inc., as General Partner


                                   By: /s/ WILLIAM O. PASSO
                                      -----------------------------------------
                                      William O. Passo, President


                                   By: /s/ ANTHONY W. THOMPSON
                                      -----------------------------------------
                                      Anthony W. Thompson, Exec. V.P.


                                   By: /s/ MICHAEL SUN
                                      -----------------------------------------
                                      Michael Sun, Chief Financial Officer


                                   By: TMP Properties, a California General
                                       Partnership as General Partner


                                   By: /s/ WILLIAM O. PASSO
                                      -----------------------------------------
                                      William O. Passo, General Partner


                                   By: /s/ ANTHONY W. THOMPSON
                                      -----------------------------------------
                                      Anthony W. Thompson, General Partner


                                   By: /s/ SCOTT E. McDANIEL
                                      -----------------------------------------
                                      Scott E. McDaniel