Form 10-Q
period 1997-06-30
TMP LAND MORTGAGE FUND LTD
filed 1997-08-14
CIK 872836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended June 30, 1997


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

         Balance Sheets as of June 30, 1997 and December 31, 1996,

         Statements of Income for the three and six months ending June 30, 1997 and 1996,

         Statements of Cash Flows for the six months ended June 30, 1997 and 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the six month period then ended.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                          June 30, 1997    December 31, 1996
                                           (Unaudited)        (Audited)
                                           ------------       ------------
ASSETS

Cash                                       $    458,081       $    131,405
Accounts Receivable                              43,402                200
Mortgage Loans on Real Estate                        --                 --
Property Held for Sale                       13,545,285         12,939,130
Investment in Joint Venture                   1,971,304          2,797,666
                                           ------------       ------------
Total Assets                               $ 16,018,072       $ 15,868,401
                                           ============       ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts Payable                           $          0       $        800
Due to Affiliates                               103,433             23,885
Property Taxes Payable                        3,216,407          2,681,842
                                           ------------       ------------
Total Liabilities                          $  3,319,840       $  2,706,527

Partners' Capital

General Partners                                (30,221)           (25,585)
Limited Partners 20,000 equity
 units authorized; 15,715 units
 outstanding as of June 30, 1997
 and December 31, 1996                     $ 12,728,453       $ 13,187,459

Total Partners' Capital                    $ 12,698,232       $ 13,161,874


Total Liabilities & Partners' Capital      $ 16,018,072       $ 15,868,401
                                           ============       ============

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                For the Three Months Ended    For the Six Months Ended
                                           June 30,                    June 30,
                                     1997          1996          1997           1996
                                   --------      --------      --------      --------
Income
     Interest Income               $  3,696      $     28      $  6,301      $ 66,751
     Joint Venture Income           481,813         9,770       550,048        63,784
     Other Income                       900           300         1,800         1,800
                                   --------      --------      --------      --------
Total Income                       $486,409      $ 10,098      $558,149      $132,335

Expenses
     Outside Services              $ 11,460      $      0      $ 12,480      $  1,020
     Joint venture Expense            9,266             0         9,266           152
                                   --------      --------      --------      --------
Total Expenses                     $ 20,726      $      0      $ 21,746      $  1,172

Net Income                         $465,683      $ 10,098      $536,403      $131,163
                                   ========      ========      ========      ========

Allocation of Net Income

     General Partners
        in the Aggregate:          $  4,657      $    101      $  5,364      $  1,312
     Limited Partners
        in the Aggregate:          $461,026      $  9,997      $531,039      $129,851
     Limited Partners
        per equity unit:           $  29.34      $    .64      $  33.79      $   8.26

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                       1997             1996
                                                   -----------       -----------
Cash Flow From Operating activities:

 Net Income                                        $   536,403       $   131,164

  Adjustments to reconcile net income to net cash provided by operating activities:

   Increase (Decrease) in Accounts Payable              78,748           (17,475)
   Increase (Decrease) in Accrued Expenses             534,565         1,829,637
   Decrease (Increase) in Loans Receivable                   0         1,320,000
   Decrease (Increase) in Accounts Receivable          (43,202)           22,918
                                                   -----------       -----------
Net Cash Provided By (Used In) Operating
  Activities                                       $ 1,106,514       $ 3,286,244

   (Increase) in Carrying cost of Properties          (606,155)       (3,362,667)
   Decrease (Increase) in investment in
     Joint Venture                                     826,362                 0
                                                   -----------       -----------
Net Cash Provided By (Used In) Investing
   Activities                                      $   220,207                 0

    Distributions to partners                      $(1,000,045)                0
                                                   -----------       -----------
Net Cash Provided By (Used In) Financing
  Activities                                       $(1,000,045)                0

Net Increase (Decrease) in Cash                    $   326,676       $   (76,423)

Cash, beginning of period                          $   131,405       $    81,957

Cash, end of period                                $   458,081       $     5,534
                                                   ===========       ===========

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                     for the Six Months Ended June 30, 1997


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

As of June 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

The Partnership had 15,715 units outstanding as of June 30, 1997 and 1996.


Note 3 - Property Held for Sale

The Partnership had made twelve land loans as of June 30, 1997. Three of the loans had been repaid in full, and nine of the loans had defaulted. On all the defaults which had occurred, the Partnership foreclosed on the properties securing the loans.


NOTE 4 - Investment in Joint Venture

The Partnership has contributed property as an investment in five single family development joint ventures. The Partnership has a controlling interest in the entities and the equity method is used to account for its share of the entities' earnings.

NOTE 5 - Property Taxes Payable

As of June 30, 1997, the Partnership owed approximately $3,117,000 in property taxes payable on the PR Equities properties. This includes approximately $2,400,000 of Mello-Roos tax. In addition, the Partnership owed approximately $99,000 in property taxes on the Sunset Crossing and Lamonte properties.

If the property taxes remain delinquent for five years, the County can foreclose on the property.

                          TMP LAND MORTGAGE FUND, LTD.
                        a California Limited Partnership
                     for the Six Months ended June 30, 1997


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

As of June 30, 1997, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000. All proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. During the six months ended June 30, 1997, the following activity occurred on the properties which the Partnership owns:


PR Equities Loan #1 and #2

The Partnership foreclosed on the property security these loans during 1995 and now owns the property. The current outstanding payments due as a result of the Mello-Roos tax assessment against the Partnership's lots taken back in foreclosure is over $3,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners opinion that the bonds should be restructured, the overall bonded indebtedness and the annual debt service should be reduced.

The city was forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. The buyer would be required to pay the full unpaid assessment, penalties, interest as well as assume the full amount of the remaining assessment. The sale occurred in April 1997 but there was no buyer for the properties; therefore, the Partnership continues to own these parcels.


Environmental Development Loan

The Partnership accepted a deed in lieu of foreclosure and now owns the property. A Joint Venture with TMP Homes has been formed to build single family homes on the 181 lots. The plan check for the final map and the improvement plans for Phase I and II are in process with the city. The Partnership is awaiting final construction loan approval from Tokai Bank.


Fox Olson Loan #2

Property on Newport Avenue west of the Interstate 215 is now owned by the Partnership. A Joint Venture with TMP Homes has been formed to build 45 single family homes. The final map is ready to record and two lenders have expressed an interest in providing a construction loan.


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

During the six months ended June 30, 1997, net income was generated from the Partnership's share of profits resulting from the sale of the Hollywood Studio Club Apartments. There was no interest received on mortgage loans. Approximately $1,000,000 was distributed to investors in March 1997 as a result of the apartment sale.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        a California Limited Partnership
                     for the Six Months ended June 30, 1997


Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1997



                          TMP LAND MORTGAGE FUND, LTD.
                          a California Limited Partnership

                          By: TMP Investments, Inc., as General Partner


                              By: /s/ WILLIAM O. PASSO
                                 -------------------------------------
                                  William O. Passo, President


                              By: /s/ ANTHONY W. THOMPSON
                                 -------------------------------------
                                  Anthony W. Thompson, Exec. V.P.


                              By: /s/ MICHAEL SUN
                                 -------------------------------------
                                  Michael Sun, Chief Financial Officer


                          By: TMP Properties, a California General
                                Partnership as General Partner


                              By: /s/ WILLIAM O. PASSO
                                 ------------------------------------
                                  William O. Passo, General Partner


                              By: /s/ ANTHONY W. THOMPSON
                                 -------------------------------------
                                  Anthony W. Thompson, General Partner


                              By: /s/ SCOTT E. McDANIEL
                                 -------------------------------------
                                  Scott E. McDaniel