Form 10-Q
period 1997-09-30
TMP LAND MORTGAGE FUND LTD
filed 1998-01-08
CIK 872836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                for the Quarterly Period ended September 30, 1997


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

         Balance Sheets as of September 30, 1997 and December 31, 1996,

         Statements of Income for the three and nine months ending September 30, 1997 and 1996,

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the nine month period then ended.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                               Sept 30, 1997       Dec 31, 1996
                                                (Unaudited)          (Audited)
                                                ------------       ------------
Assets

Cash                                            $    919,643       $    131,405
Accounts Receivable                                   44,942                200
Mortgage Loans on Real Estate                           --                 --
Property Held for Sale                            12,492,236         12,939,130
Investment in Joint Venture                        2,064,146          2,797,666
                                                ------------       ------------
Total Assets                                    $ 15,520,967       $ 15,868,401
                                                ============       ============


Liabilities and Partners' Capital

Accounts Payable                                $        900       $        800
Due to Affiliates                                     49,626             23,885
Property Taxes Payable                             3,490,961          2,681,842
                                                ------------       ------------
Total Liabilities                               $  3,541,487       $  2,706,527

Partners' Capital

General Partners                                     (47,907)           (25,585)
Limited Partners 20,000 equity
 units authorized; 15,715 units
 outstanding as of June 30, 1997
 and December 31, 1996                          $ 12,027,387       $ 13,187,459
                                                ------------       ------------

Total Partners' Capital                         $ 11,979,480       $ 13,161,874
                                                ------------       ------------

Total Liabilities & Partners' Capital           $ 15,520,967       $ 15,868,401
                                                ============       ============

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                    Three Months Ended           Nine Months Ended
                                         Sept 30,                     Sept 30,
                                    1997           1996           1997           1996
Income
        Property Sales           $1,950,000     $        0     $1,950,000     $        0
        Interest Income               7,037         91,264         13,338        158,015
        Joint Venture Income              0         17,347        550,048         81,131
        Other Income                    900          1,900          2,700          3,700
                                 ----------     ----------     ----------     ----------
Total Income                     $1,957,937     $  110,511     $2,516,086     $  242,846

Expenses
        Cost of Sales            $1,395,665     $        0     $1,395,665     $        0
        Loan Costs                   42,693              0         42,693              0
        Outside Services              2,148              0         14,628          1,020
        Joint venture Expense         3,863              0         13,129            151
                                 ----------     ----------     ----------     ----------
Total Expenses                   $1,444,369     $        0     $1,466,115     $    1,171
                                 ----------     ----------     ----------     ----------

Net Income                       $  513,568     $  110,511     $1,049,971     $  241,675
                                 ==========     ==========     ==========     ==========

Allocation of Net Income

        General Partners
           in the Aggregate:     $    5,135     $    1,105     $   10,500     $    2,417
        Limited Partners
           in the Aggregate:     $  508,433     $  109,406     $1,039,471     $  239,258
        Limited Partners
           per equity unit:      $    32.35     $     6.96     $    66.14     $    15.22

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                Nine Months Ended Sept 30,
                                                                                 1997             1996
Cash Flow From Operating activities:

 Net Income                                                                 $ 1,049,971      $   241,675

  Adjustments to reconcile net income to net cash provided by operating activities:

   Increase (Decrease) in Accounts Payable                                          100          (17,476)
   Increase (Decrease) in Accrued Expenses                                      834,860        2,097,263
   Decrease (Increase) in Loans Receivable                                            0        3,320,000
   Decrease (Increase) in Accounts Receivable                                   (44,742)         127,036
                                                                            -----------      -----------
Net Cash Provided By (Used In) Operating
  Activities                                                                $ 1,840,189      $ 5,768,498


        (Increase) Decrease in Carrying Cost
          of Properties                                                         446,894       (3,575,902)
        Decrease (Increase) in investment in
          Joint Venture                                                         733,520       (1,430,854)
                                                                            -----------      -----------
Net Cash Provided By (Used In) Investing
   Activities                                                               $ 1,180,414      $(5,006,756)


    Distributions to partners                                               $(2,232,365)     $  (682,570)
                                                                            -----------      -----------
Net Cash Provided By (Used In) Financing
  Activities                                                                $(2,232,365)     $  (682,570)
                                                                            -----------      -----------

Net Increase (Decrease) in Cash                                             $   788,238      $    79,172

Cash, beginning of period                                                   $   131,405      $    81,957
                                                                            -----------      -----------

Cash, end of period                                                         $   919,643      $   161,129
                                                                            ===========      ===========

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                  for the Nine Months Ended September 30, 1997


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

As of September 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

The Partnership had 15,715 units outstanding as of September 30, 1997 and 1996.


NOTE 3 - Property Held for Sale

The Partnership had made twelve land loans as of September 30, 1997. Three of the loans had been repaid in full, and nine of the loans had defaulted. On all the defaults which had occurred, the Partnership foreclosed on the properties securing the loans.


NOTE 4 - Investment in Joint Venture

The Partnership has contributed property as an investment in five single family development joint ventures. The Partnership has a controlling interest in the entities and the equity method is used to account for its share of the entities' earnings.

NOTE 5 - Property Taxes Payable

As of September 30, 1997, the Partnership owed approximately $3,454,000 in property taxes payable on the PR Equities properties. This includes approximately $2,500,000 of Mello-Roos tax. In addition, the Partnership owed approximately $36,000 in property taxes on the other Partnership properties. If the property taxes remain delinquent for five years, the County can foreclose on the property.

                          TMP LAND MORTGAGE FUND, LTD.
                        a California Limited Partnership
                  for the Nine Months ended September 30, 1997


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

As of September 30, 1997, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000. All proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. During the nine months ended September 30, 1997, the following activity occurred on the properties which the Partnership owns:


PR Equities Loan #1 and #2

The Partnership foreclosed on the property securing these loans during 1995 and now owns the property. The current outstanding payments due as a result of the regular tax and Mello-Roos tax assessments against the Partnership's lots taken back in foreclosure is over $3,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners opinion that the bonds should be restructured, with the overall bonded indebtedness and the annual debt service reduced.

The city was forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. The buyer would be required to pay the full unpaid assessment, penalties, interest as well as assume the full amount of the remaining assessment. The sale occurred in April 1997 but there was no buyer for the properties; therefore, the Partnership continues to own these parcels.

During the third quarter of 1997, the bonds were purchased at a steep discount and the General Partners believe that the land will ultimately be foreclosed upon by the new bondholder(s).

Environmental Development Loan

The Partnership accepted a deed in lieu of foreclosure and now owns the property. A Joint Venture with TMP Homes has been formed to build single family homes on the 181 lots. The final map and the improvement plans for Phase I and II have been approved by the city. Tokai Bank has issued a letter of intent to provide a construction loan.


Fox Olson Loan #2

Property on Newport Avenue west of the Interstate 215 is now owned by the Partnership. A Joint Venture with TMP Homes has been formed to build 45 single family homes. The final map has been approved by the city and First Bank & Trust has expressed an interest in providing a construction loan.


LaMonte Loan

The Partnership acquired this 6.5 acre commercial property through foreclosure in April, 1996. During September 1997, the property was sold for a profit of approximately $500,000.

Distributions to investors began August 1, 1992, and continued monthly through May 1, 1995. On June 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans. During 1997, the Partnershhip made two distributions from the proceeds of the two 1997 property sales.

During the nine months ended September 30, 1997, the Partnership generated approximately $3,000,000 of cash from the sale of the Hollywood Studio Club Apartments and the `LaMonte' land. There was no interest received on mortgage loans. Approximately $2,200,000 was distributed to investors from the proceeds of these two sales.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        a California Limited Partnership
                  for the Nine Months ended September 30, 1997


Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 12, 1997



                                TMP LAND MORTGAGE FUND, LTD.
                                a California Limited Partnership

                                By:  TMP Investments, Inc., as General Partner


                                     By:_______________________________________
                                        William O. Passo, President


                                     By:_______________________________________
                                        Anthony W. Thompson, Exec. V.P.


                                     By:_______________________________________
                                        Richard Hutton, Jr., Controller


                                     By:  TMP Properties, a California General
                                          Partnership as General Partner


                                     By:_______________________________________
                                        William O. Passo, General Partner


                                     By:_______________________________________
                                        Anthony W. Thompson, General Partner


                                     By:_______________________________________
                                        Scott E. McDaniel, General Partner