Form 10-K
period 1997-12-31
TMP LAND MORTGAGE FUND LTD
filed 1998-03-30
CIK 872836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529

                              ---------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
               For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the transition period from ___________ to __________.


                          Commission File No. 33-39238

                            ------------------------

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

                             ----------------------

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which
 to be registered                    each class is to be registered
 ----------------                    ------------------------------
       N/A                                         N/A

Securities to be registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     PART 1

                                     ITEM 1.
                                    BUSINESS
                                    --------

INTRODUCTION
------------

        TMP Land Mortgage Fund, Ltd., is a California Limited Partnership formed in April, 1992, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general Partnership, are the General Partners (the "General Partners").The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the Limited Partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of investment company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940. As of December 31, 1997, twelve loans had been made by the Partnership.

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

        The Partnership was organized to originate and make loans secured by first deeds of trust (commonly known as "mortgages") on unimproved real properties primarily in the Inland Empire area of Southern California, which is located approximately 60 miles east of the city of Los Angeles and 40 miles north of the City of San Diego. Twelve loans were made for terms of between 6 months and 36 months. The Partnership does not intend to make any further loans other than those described below. Each loan was made to an unaffiliated borrower who (i) paid a fee or "points" to obtain the loan, (ii) established a reserve that would secure the payment of the interest for the interim term of the loan, and (iii) was to pay the entire principal amount of the loan in one lump sum payment, commonly referred to as a "balloon" payment, at the end of the loan term. Each loan was made to an unaffiliated borrower who (i) used the proceeds of the loan to purchase or refinance a property the General Partners believe has development potential; (ii) "predevelop" the property by obtaining zoning and other governmental approvals needed to permit construction of single or multi-family residences or commercial buildings on the property ("predevelopment work") and (iii) on completion of the predevelopment work, will either sell the property to developers or contractors or obtain new financing on the property.

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

        The Partnership will be terminated as soon as practicable following liquidation of the Partnership assets and distributions of cash to the Partners. However, the Partnership will not be terminated until mortgage loans made by it have been repaid and all properties and other assets owned by it have been sold and payment of the purchase price for those assets is received or converted into cash. At this time, it is unlikely that the Partnership will be terminated within the next twelve months.

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

        Each loan made by the Partnership is secured by a first mortgage. In the event of a foreclosure sale, if the property is sold for at least the amount owed to the Partnership, the entire sales proceeds must be paid to the Partnership, as first mortgagee, before any proceeds may be paid to anyone else. If there are no other purchasers, or the other purchase offers made at the foreclosure sale are not sufficient to pay off the amounts owed to the Partnership, as first mortgagee the Partnership is entitled to acquire the property in exchange for cancellation of the amounts owed by the borrower. Under applicable laws, on any such acquisition, any other mortgages, liens or encumbrances on the property will be automatically terminated and the Partnership will own the property free and clear and will have no payment obligations thereafter, other than (i) the costs of completing any predevelopment work not completed by the borrower; and (ii) property taxes that are assessed against the property after the Partnership's acquisition of the property; and (iii) in some instances special assessment district taxes which are assessed against the property.

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

                    EXPANSION OF PRIMARY BUSINESS OBJECTIVES
                    ----------------------------------------

        To offset the potential for loss on the resale of the properties taken back in foreclosure, the General Partners, in December of 1995, determined that it would be in the best interest of the Partnership to use Partnership reserves to engage in a joint venture with an unrelated company, Steadfast HSC, LLC, to acquire the Hollywood Studio Club Apartments ("HSC"), a 243 unit apartment complex in Hollywood, California for $6,325,000. In March 1997, HSC was sold for $8,600,000. Based on an investment of $854,474, the Partnership received a preferential return of approximately $168,000 and profits of approximately $489,000.

                            MORTGAGE LOAN INVESTMENTS
                            -------------------------

        As of December 31, 1997, the Partnership had made twelve mortgage loans. The status of such loans and other relevant information are summarized below.

PR EQUITIES, LTD. LOANS
-----------------------

        The Partnership made two loans ("Loan 1" and "Loan 2") to PR Equities, Ltd., a California limited partnership. The loans were secured by first trust deeds on property under predevelopment in San Jacinto, Riverside County, California. Loan 1 was secured by a first deed of trust on 304 tentative map lots in 5 separate tracts in Phase II of the Rancho San Jacinto master-planned community located in the City of San Jacinto, California. Phase 1, consisting of six parcels and 797 single family dwelling lots, was sold to merchant builders. Loan 2 was secured by a first deed of trust on two tracts containing 148 tentative map lots which also are part of Phase II of the Rancho San Jacinto master-planned community. These properties received approval of tentative tract maps which, upon final approval, would divide them into lots suitable for construction of single family residences. All of the properties are located east of Hewitt Street and north of Washington Avenue in San Jacinto, Riverside County, in Southern California.

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

FRAME LOAN
----------

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

SUNSET CROSSING LOAN
--------------------

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

FOX-OLSON LOAN
--------------

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

ENVIRONMENTAL DEVELOPMENT, LTD.
-------------------------------

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

        The tentative map for 181 lots was approved on July 18, 1995, after 5 years of processing. The General Partners have determined that construction of homes will achieve the highest return to the Partnership. The determination is based in part on the results of a market feasibility study commissioned by the Partnership for The Meyers Group, and also in part on the terms of a Joint Venture Agreement with TMP Homes that will direct the major portion of all sales proceeds and profits to the Partnership. A Joint Venture has been formed and actual construction is expected to commence in early 1998.

FOX-OLSON LOAN #2
-----------------

        On June 17, 1993, the Partnership funded it seventh mortgage loan, ("Loan 7") to Marilyn Fox-Olson. Loan #7 was funded on June 17, 1993 and was due on December 17, 1994. At that time, the Borrower went into default and the Partnership initiated foreclosure proceedings. Title to this property reverted to the Partnership on March 29, 1995. The General Partners are making every effort to market this property and have been approached by several investors expressing interest in acquiring this property.

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

SINGLETARY LOAN
---------------

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

LAMONTE LOAN
------------

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

        The principal amount of the Loan matured on April 25, 1995. After the Partnership filed a Notice of Default, the borrower transferred the property to a wholly owned corporation and had the corporation file a Chapter 11 proceeding to delay a foreclosure. The Partnership succeeding in having the Bankruptcy Court remove the stay after a contestual Law and Motion Proceeding. The borrower then filed a state court action asking the court for a temporary injunction based on alleged irregularities during the foreclosure process. The Partnership acquired the property through foreclosure in April 1996.

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

GREGORY P. LANSING AND JANICE A. LANSING, TTEES OF THE GPLJAL FAMILY TRUST
--------------------------------------------------------------------------

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

ROCKFIELD LOAN
--------------

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

PEPPERTREE LAND COMPANY LOAN
----------------------------

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


                                     ITEM 2.
                                     -------
                                   PROPERTIES
                                   ----------

        The Partnership has acquired nine properties through foreclosure since inception. All of those properties have been fully disclosed in Item 1, Business of the Partnership.


                                     ITEM 3.
                                     -------
                                LEGAL PROCEEDINGS
                                -----------------

        The Partnership has been named as a defendant in two lawsuits by Albert and Helen LaMonte, Borrowers in Loan #9, referred to above, and by Southpointe Corporation, their shell corporation utilized to take title to the property and file bankruptcy proceedings under Chapter 11 of the Bankruptcy Court.

        One lawsuit alleges conspiracy and fraud on behalf of the Partnership. The General Partners believe the suit to be frivolous filed solely for the purpose of delaying the foreclosure sale.

        The other lawsuit is attempting to set aside the foreclosure that occurred in April 1996. The General Partners believe the suit to be frivolous as well. Both lawsuits are filed in the County of Ventura and are state court cases This suit is set to go to trial April 7, 1997.


                                     ITEM 5
                                     ------
      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ---------------------------------------------------------------------

MARKET INFORMATION
------------------

        As of December 31, 1997, there were approximately 982 record holders of Units of Limited Partnership interest, representing total subscription of 15,715 units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 7 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the General Partners' knowledge, there was no trading activity during the fiscal year ended December 31, 1995. In 1996, 75 Units were traded at between $315 and $400 per Unit.

CASH DISTRIBUTIONS
------------------

        Total interest received on mortgage loans from inception to December 31, 1997 was $3,657,666 and other income from deposits and other sources has been received in the amount of $309,853. Also during 1996 the Peppertree loan was repaid in the form of $1,500,000 in cash and a 20% interest in a 163.33 acre project named Village One that is valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571. In 1997, the Partnership's received net proceeds from the sale of an apartment building for its investment in Steadfast HSC, LLC and distributed $2,232,364 to investors. Total distributions to investors since inception have been $8,013,602.


                                     ITEM 6.
                                     -------
                             SELECTED FINANCIAL DATA
                             -----------------------

        The following table summarized selected financial data of the Partnership for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 and should be read in conjunction with the more detailed financial statements contained in Item 8, below.


                              1997            1996            1995           1994            1993
Interest Income           $    20,313     $   152,734     $   804,573     $ 1,253,631     $ 1,272,295
Other Income                    4,970         154,163          15,262           4,528               0
Total Income              $ 1,052,133     $   306,897     $   819,835     $ 1,258,159     $ 1,272,295
Net Income                $ 1,021,002     $   304,926     $   694,035     $   748,442     $ 1,214,371
Net Income Per Unit       $        64     $        19     $        44     $        47     $        83
Distribution Per Unit     $       141     $        43     $       160     $        77     $        86
Total Assets              $15,803,972     $15,868,401     $14,385,542     $15,606,951     $14,614,432

----------
Based on 15,715, 15,715, 15,715, 15,715 and 14,461 Units outstanding at December 31, 1997, 1996, 1995, 1994, 1993, respectively.


                                     ITEM 7.
                                     -------
           MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION
           -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

RESULTS OF OPERATIONS
---------------------

        During the period from inception (November 15, 1991) through April 22, 1994, the Partnership was engaged in the formation of the Partnership, the sale of Units of Limited partnership Interest and the investment of the subscription proceeds in mortgage loan investments. On April 22, 1994, the offering and sale of limited Partnership units ceased. As of April 22, 1994, a total of 15,715 Units had been sold by the Partnership for total proceeds of $15,715,000. Excess proceeds from the sale of units were invested in interest-bearing reserve accounts. During 1995, the revenues received were interest income earned on mortgage loans and interest income earned on funds held in reserve. During 1996, the Partnership received approximately $146,000 of revenues from the investment in a 243 unit apartment complex in addition to the above revenue sums. During 1997, the Partnership received revenues from the sale of investment and land totaling $1,026,850.

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

        As of December 31, 1997, the Partnership had cash on hand of $786,576. All other proceed from the offering had been invested in Loans or working capital reserves, or had been used in foreclosure proceeds or maintaining the foreclosed properties for the Partnership. Also during December, 1996, the Partnership invested $854,474 in a 243-unit apartment complex in the Los Angeles area which, was sold in 1997 for a profit of $521,110,as well as investments in five single family developments in the Southern California area.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        From inception to December 31, 1997, the Partnership received a total of $15,715,000 in gross proceeds from the sale of limited partnership units. During the period from inception through December 31, 1997, the Partnership made a total of twelve mortgage loans for a total expenditure of $15,615,000. Three loans, in the total amount of $4,825,000 was repaid during the fiscal year ending December 31, 1995.

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

        The Partnership does not intend to make any new land loans with existing or future Partnership cash. At December 31, 1997, the Partnership had development agreements with TMP Homes, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership had a $500,000 investment in a single family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 loan in cash with the remaining $500,000 as an investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

        The nine loans that were foreclosed upon and are owned by the Partnership produce no income stream. Accordingly, the Partnership is not making distributions to investors except from the sale proceeds of Partnership assets. Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of December 31, 1997, the Partnership had sufficient cash reserves for the next twelve months. In the event the Partnership needs additional cash for operations, it may also subject Partnership properties it has acquired through foreclosure to mortgage indebtedness.

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

                                     ITEM 8.
                                     -------
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

The following financial statements are filed as part of the Form 10K:

                                                                              Page No
                                                                              -------
        (I) For the fiscal years ended December 31, 1997, 1996, and 1995

               Independent Auditors' Report                                     FS-1

               Balance Sheets of December 31, 1997 and 1996                     FS-2

               Statements of Income for the years ended
                      December 31, 1997,1996 and 1995                           FS-3

               Statements of Partners' Capital for the years ended
                      December 31, 1997, 1996, 1995 and 1994                    FS-4

               Statements of Cash Flow for the years ended
                      December 31, 1997, 1996, 1995                             FS-5

               Notes to Financial Statements                                    FS-6

               Financial Statements Schedules                                   FS-13

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.


                                    PART III
                                    --------


                                    ITEM 10.
                                    --------
                        DIRECTORS AND EXECUTIVE OFFICERS
                        --------------------------------

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

        WILLIAM O. PASSO, 56, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real-estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. d.b.a. TMP Management, a property management company, and an officer of TMP Capital Corp., an NASD registered broker-dealer.

        SCOTT E. MCDANIEL, 51, is a general partner of TMP Properties. He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

        ANTHONY W. "TONY" THOMPSON, 51, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker-dealer community.

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

                                    ITEM 11.
                                    --------
                             EXECUTIVE COMPENSATION
                             ----------------------

        During the period since the formation of the Partnership (November 15, 1991) through the fiscal year ended December 31, 1997, the Partnership paid no fees to the General Partners. The General Partners did receive collectively $22,322 during the fiscal year ended December 31, 1997 as their share of Partnership distributions. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.


                                    ITEM 12.
                                    --------
         SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

        As of December 31, 1997 the Partnership has 15,715 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table sets forth the number of Units beneficially owned as of December 31, 1997 by each officer, director and general partner of the General Partners and by all such persons as a group.

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


                                    ITEM 13.
                                    --------
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

TRANSACTIONS WITH AFFILIATES
----------------------------

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

                        OFFERING AND ORGANIZATIONAL STAGE
                        ---------------------------------

                                                                          Estimated Dollar
Form of Compensation                                                         Amount of
   and Recipient             Description of Payment                         Compensation
   -------------             ----------------------                         ------------
Selling Commissions (TMP     At no expense to the Partnership, up to    $100,000 - $105,000 if
Capital Corp. and            a maximum of 10% Gross Proceeds,           the minimum number of
Soliciting Dealers)          a minimum of 8% of which will be           Units are sold;
                             reallocated to participating               $2,000,000 to $2,100,000
                             Soliciting Dealers (which may include      if the maximum number
                             TMP Capital Corp.) on Units sold by        of Units are sold.
                             them.  Up to an additional 0.5% may
                             be paid to Soliciting Dealers (which
                             may include TMP Capital Corp.) for
                             due diligence activities.  All such
                             amounts will be payable by TMP
                             Realty, Inc. ("TMP Realty"), a
                             licensed real estate broker and an
                             Affiliate of the General Partners.  It
                             is anticipated that most of the Units
                             will be sold through Soliciting Dealers;
                             the actual amount of selling commissions
                             payable to TMP Capital Corp. will depend
                             on the number of Units sold by it.

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

Reimbursement of Loan        The General Partners will be reimbursed    Not determinable
Expenses (General Partners)  for all out of pocket expenses, if any,    at this time.
                             directly related to the loans which may
                             be made by the Partnership, including
                             actual interest incurred on all funds
                             advanced for the benefit of the
                             Partnership, and the following expenses
                             which typically will be paid by the
                             Borrower; escrow expenses, title fees,
                             extension payments, appraisal fees,
                             expenses of feasibility and other studies
                             performed by third parties unaffiliated
                             with the General Partners and similar
                             expenses but not to include the General
                             Partners' overhead, salaries, travel or
                             like expenses.

                         OPERATING AND LIQUIDATION STAGE
                         -------------------------------

                                                                          Estimated Dollar
Form of Compensation                                                         Amount of
   and Recipient             Description of Payment                         Compensation
   -------------             ----------------------                         ------------
Loan Servicing Fee           For servicing the loans made by the        About $14,700 per year if
(General Partners)           Partnership, the General Partners will     the minimum of 1,000
                             receive a monthly Loan Servicing Fee that  Units are sold, or
                             will be charged to and be paid by each     $294,000 per year if all
                             borrower in an amount up to 1/8 of 1% of   20,000 Units are sold.
                             the outstanding principal amount of this
                             mortgage loan.

Broker Loan Placement        TMP Realty, a licensed real estate broker  If all 20,000 Units were
Fee (Licensed Real Estate    and an Affiliate of the General Partners,  sold, then on the Initial
Broker Affiliated with       had contracted with the Partnership to     Funding of the Loans and
General Partners)            use its best efforts to obtain qualified   after paying Selling
                             borrowers and to assist in negotiating     Commissions and
                             loan terms. TMP Realty will be             Organizational Expenses,
                             entitled to charge the borrowers a loan    TMP would retain up to
                             origination or extension fee (Broker       $1,903,000 of Points; and
                             Loan Placement Fee) for such services.     on the next $11,200,000
                             TMP Realty may retain the amount           of loans made (from re-
                             by which the Broker Loan Placement         payments of Initial
                             Fees received on all loans until the       Loans), TMP Realty
                             aggregate amount of loans made by          would retain $1,008,000
                             the Partnership equals the Gross           of the Points. On any
                             Proceeds of this offering (the "Initial    loans made thereafter,
                             Loans" or the "Initial Funding of          the Partnership would
                             Loans") exceeds the sum of Selling         receive 50% of the Points
                             Commissions and the Organizational         and TMP Realty would
                             Expenses. On all loans made there-         receive 50% subject to
                             after, TMP Realty may retain 50% of        subordination to the
                             any Broker Placement Fee, 25% will         Limited Partners'
                             be remitted to the Partnership, until      Priority Return.
                             TMP Realty has satisfied it obligation
                             to pay, out of the Borrower Loan
                             Placement Fees, Selling Commissions
                             and the due diligence fees. On all loans
                             made thereafter, TMP Realty may retain
                             50% of any Broker Loan Placement Fees,
                             and the remaining 50% will be remitted
                             to the Partnership; provided, however,
                             that TMP Realty's right to retain it 50%
                             portion shall be subordinated to a
                             cumulative noncompounded return of 8%
                             per annum to the Limited Partners on their
                             Adjusted Capital Contributions.

                                                                          Estimated Dollar
Form of Compensation                                                         Amount of
   and Recipient             Description of Payment                         Compensation
   -------------             ----------------------                         ------------
Interest in Partnership      1% interest in all Partnership allocation     Not determinable at this
Allocation of each Material  Net Income, net loss, and Distributions       time.
Item (General Partners)      of Distributable Cash from Operations.

Subordinated Participation   A 24% interest in allocation of Net           Not determinable at this
(General Partners)           Income and Distributions of Cash              time.
                             from Loan Repayments or from the Sale or
                             Refinancing of a property acquired through
                             foreclosure or otherwise, all subordinated
                             to a return of all the Limited Partners of
                             8% per annum on their Adjusted Capital
                             Contributions.

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

                                    ITEM 14.
                                    --------
             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             ------------------------------------------------------
                                     FORM 8K
                                     -------

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

                     10.10.2 Promissory Note - Fox-Olson Loan (Loan #5)

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

        Dated March 19, 1998.

                                  TMP LAND MORTGAGE FUND, LTD.
                                  a California Limited Partnership

                                  by TMP INVESTMENTS, INC.,
                                  a California corporation as co-general Partner


                                  By    /s/  WILLIAM O. PASSO
                                     -------------------------------------------
                                   William O. Passo, President


                                  By    /s/  ANTHONY W. THOMPSON
                                     -------------------------------------------
                                     Anthony W. Thompson,
                                     Executive Vice President



                                   By   /s/  RICHARD T. HUTTON, JR.
                                     -------------------------------------------
                                     Richard T. Hutton, Jr., Controller



                                  and TMP PROPERTIES, a California General
                                  Partnership as co-general Partner



                                   By   /s/  WILLIAM O. PASSO
                                     -------------------------------------------
                                     William O. Passo



                                   By   /s/  ANTHONY W. THOMPSON
                                     -------------------------------------------
                                     Anthony W. Thompson



                                   By   /s/  SCOTT E. MCDANIEL
                                     -------------------------------------------
                                     Scott E. McDaniel

                          TMP LAND MORTGAGE FUND, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1997 and 1996



                                Table of Contents
                                -----------------


Independent Auditor's Report.......................................      1

Balance Sheets.....................................................      2

Statements of Income...............................................      3

Statements of Partners' Capital....................................      4

Statements of Cash Flows...........................................      5

Notes to Financial Statements......................................   6-12

Supplementary Information..........................................  13-18

                 [BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD]

                          Independent Auditor's Report
                          ----------------------------


To the Partners
TMP Land Mortgage Fund, Ltd.
A California Limited Partnership


We have audited the accompanying balance sheets of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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

Balser, Horowitz, Frank & Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
    An Accountancy Corporation

Santa Ana, California
February 3, 1998

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1997 and 1996


                                     Assets
                                     ------
                                                       1997             1996
                                                       ----             ----
Cash                                              $    786,576     $    131,405

Other receivable                                        15,201              200

Mortgage loans on real estate (Schedule I)                   0                0

Investments                                          2,165,625        2,797,666

Properties held for sale (Schedule II)              12,836,570       12,939,130
                                                  ------------     ------------

    Total assets                                  $ 15,803,972     $ 15,868,401
                                                  ============     ============

                       Liabilities and Partners' Capital
                       ---------------------------------

Accounts payable                                  $          0     $          0

Due to affiliates                                       29,294           23,885

Accrued expenses                                     3,824,166        2,682,642
                                                  ------------     ------------

    Total liabilities                                3,853,460        2,706,527
                                                  ------------     ------------

Partners' capital (deficit)

  General partners                                     (37,697)         (25,585)

  Limited partners, 20,000 equity units
   authorized, 15,715 units outstanding
   at December 31, 1997 and 1996                    11,988,209       13,187,459
                                                  ------------     ------------

  Total partners' capital                           11,950,512       13,161,874
                                                  ------------     ------------

  Total liabilities and partners' capital         $ 15,803,972     $ 15,868,401
                                                  ============     ============

             See Accompanying Notes and Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1997, 1996 and 1995


                                                1997        1996         1995
                                                ----        ----         ----
Revenue:

  Mortgage loan interest income             $        0   $  152,734   $  697,431
  Bank deposit interest income                  20,313        3,552       19,142
  Investment income                              1,370      146,011       11,662
  Gain on sale of land                         505,740            0            0
  Gain on sale of investment                   521,110            0            0
  Other income                                   3,600        4,600        3,600
                                            ----------   ----------   ----------

    Total revenue                            1,052,133      306,897      731,835
                                            ----------   ----------   ----------

Expenses:

  Accounting and legal                          14,448        1,020       18,352
  Advertising                                        0            0          642
  California Franchise Tax                         800          800          800
  Loan administration                                0          151            0
  Office expenses                                4,017            0        3,044
  Postage and printing                           2,779            0        5,502
  Secretarial and bookkeeping support            9,087            0        9,460
                                            ----------   ----------   ----------

    Total expenses                              31,131        1,971       37,800
                                            ----------   ----------   ----------

Net income                                  $1,021,002   $  304,926   $  694,035
                                            ==========   ==========   ==========

Allocation of net income:

  General partners, in the aggregate        $   10,210   $    3,049   $    6,940
                                            ==========   ==========   ==========
  Limited partners, in the aggregate        $1,010,792   $  301,877   $  687,095
                                            ==========   ==========   ==========
  Limited partners, per equity unit         $       64   $       19   $       44
                                            ==========   ==========   ==========

             See Accompanying Notes and Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1997, 1996 and 1995


                                    General       Limited
                                    Partners      Partners         Total
                                    --------      --------         -----
Partner's capital (deficit),
   December 31, 1994                $ (3,352)   $ 15,388,300    $ 15,384,948

Net income for 1995                    6,940         687,095         694,035

Distributions to partners in 1995    (25,396)     (2,514,068)     (2,539,464)
                                    --------    ------------    ------------

Partner's capital (deficit),
   December 31, 1995                $(21,808)   $ 13,561,327    $ 13,539,519

Net income for 1996                    3,049         301,877         304,926

Distributions to partners in 1996     (6,826)       (675,745)       (682,571)
                                    --------    ------------    ------------

Partner's capital (deficit),
   December 31, 1996                 (25,585)     13,187,459      13,161,874

 Net income for 1997                  10,210       1,010,792       1,021,002

Distributions to partners in 1997    (22,322)     (2,210,042)     (2,232,364)
                                    --------    ------------    ------------

Partner's capital (deficit),
   December 31, 1997                 (37,697)     11,988,209      11,950,512
                                    ========    ============    ============

Distributions to Limited Partners, per equity unit, for 1997, 1996 and 1995 were $141, $43 and $160, respectively, as determined by dividing the distributions to partners for the year by the number of units outstanding at the end of the year.


             See Accompanying Notes and Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995


                                                       1997            1996           1995
                                                       ----            ----           ----
Cash flow from operating activities:
  Net income                                        $ 1,021,002    $   304,926    $   694,035
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Decrease in accrued interest receivable                   0              0         91,902
    (Increase)  or decrease in other receivable         (15,001)        24,085        (24,285)
    Increase or (decrease) in accounts payable                0        (17,475)         1,298
    Increase in accrued expenses                      1,141,524      1,920,371        557,314
    Gain on sale of investment                         (521,110)             0              0
    Gain on sale of land                               (505,740)             0              0
    Increase or (decrease) in due to affiliates           5,410        (42,392)        65,408
                                                    -----------    -----------    -----------

      Net cash provided by operating activities       1,126,085      2,189,515      1,385,672
                                                    -----------    -----------    -----------

Cash flow provided by or (used in) investing
  activities:
    Proceeds from sale of investment                  1,725,096              0              0
    Proceeds from sale of land                        1,950,000              0              0
    Proceeds from maturity of loans receivable                0      1,500,000      4,950,000
    Acquisition of properties                        (1,341,700)    (2,085,600)    (2,832,068)
    Increase in investments                            (571,946)      (871,896)    (1,325,770)
                                                    -----------    -----------    -----------

      Net cash (used in) investing activities         1,761,450     (1,457,496)       792,162
                                                    -----------    -----------    -----------

Cash flow provided by or (used in) financing
  activities:
    Distributions to partners                        (2,232,364)      (682,571)    (2,539,464)
                                                    -----------    -----------    -----------

      Net cash provided by or (used in) financing
        activities                                   (2,232,364)      (682,571)    (2,539,464)
                                                    -----------    -----------    -----------

Net increase or (decrease) in cash                      655,171         49,448       (361,630)
Cash, beginning of year                                 131,405         81,957        443,587
                                                    -----------    -----------    -----------

Cash, end of year                                   $   786,576    $   131,405    $    81,957
                                                    ===========    ===========    ===========

Supplemental disclosures of cash flow
  information:

    Income taxes paid                               $       800    $       800    $       800

Other disclosures:
------------------

Non-cash investing and financing activities during the year ended December 31, 1997 and 1996 consisted of acquiring land parcels through foreclosure proceedings on loans receivable. Total outstanding loan balances of $0, $1,320,000 and $2,125,000 for 1997, 1996 and 1995, respectively, were transferred to properties held for sale.


             See Accompanying Notes and Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996



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

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996


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

         Distributions of cash from operations - Distributions of cash from operations, if any, will be made monthly within 30 days after the end of each calendar month, and shall be allocated 99% to the limited partners and 1% to the general partners. Distributions made during 1997, 1996 and 1995 are shown on the accompanying statements of partners' capital.

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

         Income Taxes - No provision for federal income taxes has been made in these financial statements as all profit and losses will flow through to the respective partners and are recognized on their income tax returns. However, the minimum California Franchise tax due by the Partnership at December 31, 1997, 1996 and 1995 was $800 per year.

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996




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

         Cash and Cash Equivalents - For the purpose of the statements of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. During the normal course of its business, the Partnership accumulates cash and maintains deposits at various banks. Occasionally, the cash deposit at a particular bank may exceed the federally insured limit. Any accounting loss or cash requirement resulting from the failure of a bank would be limited to such excess amounts. Cash deposits in excess of the federally insured limits totaled $504,309 and $42,797 at December 31, 1997 and 1996, respectively.

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

Note 2 - Related Party Transactions

         Unaffiliated borrowers paid broker loan placement fees to TMP Realty, Inc., an affiliate of the General Partners, of $0, $40,000 and $88,000 during 1997, 1996 and 1995, respectively, for assistance in negotiating loan terms with the Partnership. TMP Realty, Inc. pays all organization and offering expenses, including all legal, accounting, printing, registration and other costs. In addition, the borrowers paid loan servicing fees to TMP Investments, Inc., a general partner of the Partnership, of $10,000 and $33,000 during 1996 and 1995, respectively. At December 31, 1995, the partnership owed TMP Investments, Inc. $22,000 for loan servicing fees. During 1997 the Partnership paid $42,693 to TMP Investments, Inc. for accrued servicing fees on the La Monte loan. This payment was included in the cost of sale of the land.

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996


Note 2 - Related Party Transactions (Continued)

         Under the terms of the Agreement, if the General Partners or their affiliates provide a substantial amount of services in connection with the sale of a property, or a portion of it, acquired through foreclosure or otherwise, they shall be paid a commission not to exceed the lesser of 1) one-half of the normal and competitive percentage of gross sales price charged for similar services by an unaffiliated partner; or 2) 3% of the gross sales price of the property. The payment shall be subordinate to a return of all of the limited partners' capital contributions and the payment to the limited partners of their cumulative unpaid priority returns. During 1997 the partnership paid $216,250 to TMP Realty, Inc. for brokers fees from the sale of an investment.

         Units were offered to the public through TMP Capital Corp. ("TMP Capital"), an affiliate of the General Partners, as managing broker-dealer. As the managing broker-dealer, TMP Capital received a sales commission of up to 10% of the gross proceeds, up to 8% of which was reallocated to soliciting dealers on units sold by them. These sales commissions were paid by TMP Realty, Inc.

         During 1997, 1996 and 1995, the Partnership was charged $15,152, $21,421 and $17,624, respectively, (of which $1,096, $105 and $0 is included in the accrued expense balance at year-end) by TMP Investments, Inc. for cost reimbursements for office and secretarial expenses.


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

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996


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

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996


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

Note 4 - Investments

         Following is a summary of the investments of the Partnership as of December 31, 1996 and 1997.

                                                       1997         1996
                                                       ----         ----
          TMP Flowerfield, LLC                     $  144,175   $  140,233
          TMP Remington, LLC                          878,876      523,803
          Steadfast HSC, LLC                                0    1,006,206
          TMP Flowerfield - Sun City, LLC             356,835      341,685
          Peppertree Park, LLC                        500,000      500,000
          TMP Mortgage Income Plus, L.P. project      285,739      285,739
                                                   ----------   ----------
                                                   $2,165,625   $2,797,666
                                                   ==========   ==========


         The Partnership has a controlling interest in the above entities and the equity method is used to account for its share of the entities' earnings. None of the assets or liabilities of the entities are reflected in the Partnerships accounts.

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996



Note 5 - Gain on sale of land

         During 1997 the land received through foreclosure of the La Monte loan was sold.

         Sales Price                             $1,950,000

         Balance of foreclosed loan               1,220,000
         Foreclosure costs                          135,580
         Carrying costs capitalized                  82,778
         Closing costs                                5,902
                                                -----------

         Total costs                              1,444,260
                                                -----------

         Gain on sale                           $   505,740
                                                 ==========


Note 6 - Gain on sale of investments

        During 1995 the Partnership invested in Steadfast H.S.C., LLC which was formed to acquire and operate an apartment building. During 1997 the building was sold and the proceeds distributed to the members of the Limited Liability Company.

        Partnership share of net proceeds       $1,725,096
                                                ----------

        Amount invested                            854,474
        Share of income for 1995-1997              181,520
        Share of sales commissions                 167,992
                                                ----------

        Total costs                              1,203,986

               Gain on sale                     $  521,110
                                                ==========

                            SUPPLEMENTARY INFORMATION

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                   Schedule I - Mortgage Loans on Real Estate
             (Schedule XII, Rule 12-29, for SEC Reporting Purposes)
                                December 31, 1997



COLUMN    A           B          C         D         E          F           G             H
--------------------------------------------------------------------------------------------------
                                                                                       Amount of
                                                                                     Loans Subject
                                         Final    Periodic     Face      Carrying    to Delinquent
    Description    Interest   Maturity  Payment    Prior     Amount of   Amount of   Principal or
    of Loans(A)      Rate       Date     Term      Liens     Mortgages   Mortgages     Interest
--------------------------------------------------------------------------------------------------
       None          n/a        n/a       n/a       n/a         0            0             0

                  Beginning balance                           $ 0
                  Additions during period:
                    New mortgage loans                          0
                  Reduction during period
                    Loans paid off                              0
                    Loans foreclosed                            0
                                                              ---
                  Ending balance                                0
                                                              ===


             See Accompanying Notes and Independent Auditor's Report

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                   Schedule I - Mortgage Loans on Real Estate
             (Schedule XII, Rule 12-29, for SEC Reporting Purposes)
                                December 31, 1996


COLUMN    A           B          C         D         E          F           G             H
--------------------------------------------------------------------------------------------------
                                                                                       Amount of
                                                                                     Loans Subject
                                         Final    Periodic     Face      Carrying    to Delinquent
    Description    Interest   Maturity  Payment    Prior     Amount of   Amount of   Principal or
    of Loans(A)      Rate       Date     Term      Liens     Mortgages   Mortgages     Interest
--------------------------------------------------------------------------------------------------
       None          n/a        n/a       n/a       n/a              0       0             0

                  Beginning balance                        $ 3,320,000
                  Additions during period:
                    New mortgage loans                               0
                  Reduction during period
                    Loans paid off                          (2,000,000)
                    Loans foreclosed                        (1,320,000)
                                                           ------------
                  Ending balance                           $          0
                                                           ============



            See Accompanying Notes and Independent Auditor's Report.

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                   Schedule I - Mortgage Loans on Real Estate
             (Schedule XII, Rule 12-29, for SEC Reporting Purposes)
                                December 31, 1995


COLUMN    A                            B         C        D        E       F          G              H
-------------------------------------------------------------------------------------------------------------
                                                                                                 Amount of
                                                                                                Loans Subject
                                               Final   Periodic           Face      Carrying    to Delinquent
    Description                    Interest   Maturity  Payment  Prior  Amount of   Amount of   Principal or
    of Loans(A)                      Rate       Date     Term    Liens  Mortgages   Mortgages     Interest
-------------------------------------------------------------------------------------------------------------

1. Rockfield Development (Note 3)    12.5%    3/1/95      (B)    None   $  100,000  $  100,000    $  100,000
2. La Monte (Note 3)                 12.5%    4/25/95     (B)    None    1,220,000   1,220,000     1,220,000
3. Peppertree Land Company (Note 3)  12.5%    6/28/95(C)  (B)    None    2,000,000   2,000,000        None
                                                                        ----------  ----------    ----------
                                                                        $3,320,000  $3,320,000    $1,320,000
                                                                        ==========  ==========    ==========

                    Beginning balance                                   $8,270,000
                      Additions during period:
                        New mortgage loans                                       0
                      Reduction during period
                        Loans paid off                                  (2,825,000)
                        Loans foreclosed                                (2,125,000)
                                                                        ----------

                     Ending balance                                     $3,320,000
                                                                        ==========

----------
(A) All loans are first mortgage on unimproved property in the Southern California area.

(B) All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.

(C) This loan was originally due on June 28, 1995 and was extended up to December 28, 1995. Currently under another agreement it is on a month-to-month basis.

            See Accompanying Notes and Independent Auditor's Report.

                           TMP LAND MORTAGE FUND, LTD.
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                                December 31, 1997


COLUMN    A                  B        C                  D                 E           F             G            H          I
------------------------------------------------------------------------------------------------------------------------------------
                                                 COSTS CAPITALIZED
                                                    SUBSEQUENT           Gross
                                                  TO ACQUISITION         amount
                                              ----------------------    at which                                          Estimated
                                    Initial                 Carrying   Carried at  Accumulated     Date of       Date    Depreciable
Description of Assets  Encumbrances  Costs    Improvements    Costs     Year-End   Depreciation  Construction  Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
     San Jacinto, CA         0     $3,550,000   $ 63,737   $3,656,695  $ 7,270,432      0            n/a         6/2/94      n/a
Unimproved land -                                                                                             & 8/11/94
     Sun City, CA            0      1,320,000        638       34,633    1,355,271      0            n/a        11/2/94      n/a
Unimproved land -
     Banning, CA             0      1,875,000      1,500       63,888    1,940,388      0            n/a       12/21/94      n/a
Unimproved land -
     San Diego               0      1,658,000     15,207       86,201    1,759,408      0            n/a        8/23/95      n/a
Unimproved land -
     Sun City                0        500,000      4,780        6,291      511,071      0            n/a        4/26/95      n/a
                                   ----------   --------   ----------  -----------

                             0     $8,903,000   $ 85,862   $3,847,708  $12,836,570      0
                            ===    ==========   ========   ==========  ===========     ===

Reconciliation of carrying amount
---------------------------------

Beginning balance                 $12,939,130

Additions
 Carrying costs       $ 1,339,762
                      -----------
  Total additions                   1,339,762

Deductions
 Initial costs        $ 1,220,000
 Improvements              72,794
 Carrying costs           149,528
                      -----------
  Total deductions                 (1,442,322)
                                   ----------

Ending balance                    $12,836,570
                                  ===========


            See Accompanying Notes and Independent Auditor's Report.

                           TMP LAND MORTAGE FUND, LTD.
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                                December 31, 1995


COLUMN  A              B           C              D                 E           F            G            H           I
----------------------------------------------------------------------------------------------------------------------------
                                           COSTS CAPITALIZED
                                               SUBSEQUENT         Gross
                                            TO ACQUISITION        amount
                                         ---------------------   at which                                         Estimated
Description of                   Initial              Carrying  Carried at  Accumulated    Date of       Date    Depreciable
Assets            Encumbrances    Costs  Improvements   Costs    Year-End  Depreciation  Construction  Acquired     Life
------            ------------    -----  ------------   -----    --------  ------------  ------------  --------     ----
Unimproved land -
  San Jacinto, CA          0   $3,550,000  $63,737    $566,979  $4,180,716      0            n/a        6/2/94&
                                                                                                       8/11/94       n/a
Unimproved land -
  Sun City, CA             0    1,320,000      637      11,377   1,332,014      0            n/a       11/2/94       n/a
Unimproved land -
  Banning, CA              0    1,875,000        0      25,739   1,900,739      0            n/a      12/21/94       n/a
Unimproved land -
  San Diego                0    1,658,000   13,399      33,299   1,704,698      0            n/a       8/23/95       n/a
Unimproved land -
  Sun City                 0      500,000    4,780       2,049     506,829      0            n/a       4/26/95       n/a
Unimproved land -
  Simi Valley              0            0    8,534(A)        0       8,534      0            n/a           (A)       n/a
                         ---   ----------  -------    --------  ----------    ---

                           0   $8,903,000  $91,087    $639,443  $9,633,530      0
                         ---   ==========  =======    ========  ==========    ===

Reconciliation of carrying amount
---------------------------------

Beginning balance              $6,801,462

Additions
  Initial costs   $2,158,000
  Improvements        41,696
  Carrying costs     632,372
                     -------
  Total additions               2,832,068
                                ---------
Ending balance                 $9,633,530
                               ==========

----------
(A) Costs incurred for defaulted loan. The property is under foreclosure as of December 31, 1996. (See Note 3)


            See Accompanying Notes and Independent Auditor's Report.

                           TMP LAND MORTAGE FUND, LTD.
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                                December 31, 1996

COLUMN  A              B           C              D                 E           F            G            H           I
----------------------------------------------------------------------------------------------------------------------------
                                           COSTS CAPITALIZED
                                               SUBSEQUENT         Gross
                                            TO ACQUISITION        amount
                                         ---------------------   at which                                         Estimated
Description of                   Initial              Carrying  Carried at  Accumulated    Date of       Date    Depreciable
Assets            Encumbrances    Costs  Improvements   Costs    Year-End  Depreciation  Construction  Acquired     Life
------            ------------    -----  ------------   -----    --------  ------------  ------------  --------     ----
Unimproved land -
  San Jacinto, CA         0   $ 3,550,000  $ 63,737  $2,459,279  $ 6,073,016      0          n/a         6/2/94 &
                                                                                                        8/11/94      n/a
Unimproved land -
  Sun City, CA            0     1,320,000       638      25,619    1,346,257      0          n/a        11/2/94      n/a
Unimproved land -
  Banning, CA             0     1,875,000     1,500      48,581    1,925,081      0          n/a       12/21/94      n/a
Unimproved land -
  San Diego               0     1,658,000    15,207      63,870    1,737,077      0          n/a        8/23/95      n/a
Unimproved land -
  Sun City                0       500,000     4,780       5,162      509,942      0          n/a        4/26/95      n/a
Unimproved land -
  Simi Valley             0     1,220,000    72,794      54,963    1,347,757      0          n/a        4/22/96      n/a
                        ---   -----------  --------  ----------  -----------    ---

                          0   $10,123,000  $158,656  $2,657,474  $12,939,130      0
                        ===   ===========  ========  ==========  ===========    ===

Reconciliation of carrying amount
---------------------------------

Beginning balance             $ 9,633,530

Additions
  Initial costs  $1,220,000
  Improvements       67,569
  Carrying costs  2,018,031
                 ----------
  Total additions               3,305,600
                              -----------
Ending balance                $12,939,130
                              ===========



            See Accompanying Notes and Independent Auditor's Report.