Form 10-Q
period 1998-03-31
TMP LAND MORTGAGE FUND LTD
filed 1998-05-15
CIK 872836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1998


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

          Balance Sheets as of March 31, 1998 and December 31, 1997,

          Statements of Income for the three months ending March 31, 1998 and 1997,

          Statements of Cash Flows for the three months ended March 31, 1998 and 1997.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the three month period then ended.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 BALANCE SHEETS


                                                 MARCH 31, 1998             DEC 31, 1997
                                                 --------------             ------------
                                                   (Unaudited)                (Audited)

Assets

Cash                                              $    564,093              $    786,576
Accounts Receivable                                    178,662                    15,201
Mortgage Loans on Real Estate                               --                        --
Property Held for Sale                              13,156,427                12,836,570
Investment in Joint Venture                          2,224,175                 2,165,625
                                                  ------------              ------------
Total Assets                                      $ 16,123,357              $ 15,803,972
                                                  ============              ============


Liabilities and Partners' Capital

Accounts Payable                                  $          0              $
Due to Affiliates                                          956                    29,294
Property Taxes Payable                               4,134,474                 3,824,166
                                                  ------------              ------------
Total Liabilities                                 $  4,135,430              $  3,853,460

Partners' Capital

General Partners                                       (37,323)                  (37,697)
Limited Partners 20,000 equity
 units authorized; 15,715 units
 outstanding as of March 31, 1998
 and December 31, 1997                            $ 12,025,250              $ 11,988,209

Total Partners' Capital                           $ 11,987,927              $ 11,950,512


Total Liabilities and Partners' Capital           $ 16,123,357              $ 15,803,972
                                                  ============              ============

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                              1998                 1997
                                            --------             --------

Income
           Property Sales                   $      0             $      0
           Interest Income                     7,716                1,295
           Joint Venture Income               50,000              504,924
           Other Income                        1,200                  900
                                            --------             --------
Total Income
                                            $ 58,916             $507,119

Expenses
           Cost of Sales                    $      0             $      0
           Loan Costs                              0                    0
           Outside Services                   13,969                9,980
           Administrative Expense              7,531                5,656
                                            --------             --------
Total Expenses                              $ 21,500             $ 15,636

Net Income                                  $ 37,416             $491,483
                                            ========             ========

Allocation of Net Income

           General Partners
              in the Aggregate:             $    374             $  4,915
           Limited Partners
              in the Aggregate:             $ 37,042             $486,568
           Limited Partners
              per equity unit:              $   2.36             $  30.96

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                   1998                     1997


Cash Flow From Operating activities:

 Net Income                                                 $    37,416              $   491,483

  Adjustments to reconcile net income to net cash provided by operating activities:

   Increase (Decrease) in Accounts Payable                      (28,338)                 280,851
   Increase (Decrease) in Accrued Expenses                      310,308                        0
   Decrease (Increase) in Loans Receivable                            0                        0
   Decrease (Increase) in Accounts Receivable                  (163,461)                 (88,442)

Net Cash Provided By (Used In) Operating
  Activities                                                $   155,925              $   683,892


           (Increase) Decrease in Carrying Cost
           of Properties                                       (319,857)                (315,000)
           Decrease (Increase) in investment in
           Joint Venture                                        (58,551)                 964,385
Net Cash Provided By (Used In) Investing
   Activities                                               $  (378,408)             $   649,325


    Distributions to partners                               $         0              $(1,000,045)
Net Cash Provided By (Used In) Financing
  Activities                                                $         0              $(1,000,045)

Net Increase (Decrease) in Cash                             $  (222,483)             $   333,172

Cash, beginning of period                                   $   786,576              $   131,405

Cash, end of period                                         $   564,093              $   464,577
                                                            ===========              ===========

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                    for the Three Months Ended March 31, 1998


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

As of March 31, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

The Partnership had 15,715 units outstanding as of March 31, 1998 and 1997.


Note 3 - Property Held for Sale

The Partnership had made twelve land loans as of March 31, 1998. Three of the loans had been repaid in full, and nine of the loans had defaulted. On all the defaults which had occurred, the Partnership foreclosed on the properties securing the loans.


NOTE 4 - Investment in Joint Venture

The Partnership has contributed property as an investment in five single family development joint ventures. The Partnership has a controlling interest in the entities and the equity method is used to account for its share of the entities' earnings.

NOTE 5 - Property Taxes Payable

As of March 31, 1998, the Partnership owed approximately $4,000,000 in property taxes payable on the PR Equities properties. This includes approximately $3,000,000 of Mello-Roos tax. In addition, the Partnership owed approximately $36,000 in property taxes on the other Partnership properties. If the property taxes remain delinquent for five years, the County can foreclose on the property.

                          TMP LAND MORTGAGE FUND, LTD.
                        a California Limited Partnership
                    for the Three Months ended March 31, 1998


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

As of March 31, 1998, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000. All proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. As of March 31, 1998, the following activity occurred on the properties which the Partnership owns:


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

During the year ended December 31, 1997, the Partnership generated approximately $3,000,000 of cash from the sale of the Hollywood Studio Club Apartments and the `LaMonte' land. There was no interest received on mortgage loans. Approximately $2,200,000 was distributed to investors from the proceeds of these two sales.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        a California Limited Partnership
                    for the Three Months ended March 31, 1998


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 1998



                          TMP LAND MORTGAGE FUND, LTD.
                          a California Limited Partnership

                          By: TMP Investments, Inc., as General Partner


                              By: /s/ WILLIAM O. PASSO, PRESIDENT
                                 -----------------------------------------------
                                      William O. Passo, President


                              By: /s/ ANTHONY W. THOMPSON, EXEC. V.P.
                                 -----------------------------------------------
                                      Anthony W. Thompson, Exec. V.P.


                              By: /s/ RICHARD HUTTON, JR., CONTROLLER
                                 -----------------------------------------------
                                      Richard Hutton, Jr., Controller


                          By: TMP Properties, a California General
                                 Partnership as General Partner


                              By: /s/ WILLIAM O. PASSO, GENERAL PARTNER
                                 -----------------------------------------------
                                      William O. Passo, General Partner


                              By: /s/ ANTHONY W. THOMPSON, GENERAL PARTNER
                                 -----------------------------------------------
                                      Anthony W. Thompson, General Partner


                              By: /s/ SCOTT E. McDANIEL, GENERAL PARTNER
                                 -----------------------------------------------
                                      Scott E. McDaniel, General Partner

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule