Form 10-Q/A
period 1998-03-31
TMP LAND MORTGAGE FUND LTD
filed 1998-08-19
CIK 872836

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

                                 Balance Sheets

                                      March 31, 1998          Dec 31, 1997
                                       (Unaudited)               (Audited)
Assets

Cash                                  $   564,093             $    786,576
Accounts Receivable                       178,662                   15,201
Mortgage Loans on Real Estate                  --                       --
Property Held for Sale                 13,156,427               12,836,570
Investment in Joint Venture             2,224,175                2,165,625
                                      -----------             ------------
Total Assets                          $16,123,357             $ 15,803,972
                                      ===========             ============


Liabilities and Partners' Capital

Accounts Payable                      $         0             $          0
Due to Affiliates                             956                   29,294
Property Taxes Payable                  4,134,474                3,824,166
                                      -----------             ------------
Total Liabilities                     $ 4,135,430             $  3,853,460

Partners' Capital

General Partners                          (37,323)                 (37,697)
Limited Partners 20,000 equity
 units authorized; 15,715 units
 outstanding as of March 31, 1998
 and December 31, 1997                $12,025,250             $11,988,209

Total Partners' Capital               $11,987,927             $11,950,512


Total Liabilities & Partners' Capital $16,123,357             $15,803,972
                                      ===========             ===========



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                              For The Three Months Ended
                                                       March 31,
                                                1998           1997

Income
         Property Sales                       $      0          $       0
         Interest Income                         7,716              1,295
         Joint Venture Income                   50,000            504,924
         Other Income                            1,200                900
                                              ----------        ---------
Total Income                                  $ 58,916          $ 507,119

Expenses
         Cost of Sales                        $        0        $       0
         Loan Costs                                    0                0
         Outside Services                         13,969            9,980
     Administrative Expense                        7,531            5,656
                                              ----------        ---------
Total Expenses                                $   21,500        $  15,636

Net Income                                    $   37,416        $ 491,483
                                              ==========        =========

Allocation of Net Income

         General Partners
            in the Aggregate:                 $      374        $   4,915
         Limited Partners
            in the Aggregate:                 $   37,042        $ 486,568
         Limited Partners
            per equity unit:                  $     2.36        $   30.96




                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                     1998             1997

Cash Flow From Operating activities:

 Net Income                                       $   37,416       $   491,483

  Adjustments  to  reconcile  net  income
  to net  cash  provided  by  operating
  activities:

   Increase (Decrease) in Accounts Payable           (28,338)          280,851
   Increase (Decrease) in Accrued Expenses           310,308                 0
   Decrease (Increase) in Loans Receivable                 0                 0
   Decrease (Increase) in Accounts Receivable       (163,461)          (88,442)

Net Cash Provided By (Used In) Operating
  Activities                                      $  155,925       $   683,892


         (Increase) Decrease in Carrying Cost
         of Properties                              (319,857)         (315,000)
         Decrease (Increase) in investment
         in Joint Venture                            (58,551)          964,385
Net Cash Provided By (Used In) Investing
   Activities                                     $ (378,408)      $   649,325


    Distributions to partners                     $        0       $(1,000,045)
Net Cash Provided By (Used In) Financing
  Activities                                      $        0       $(1,000,045)

Net Increase (Decrease) in Cash                   $ (222,483)      $   333,172

Cash, beginning of period                         $  786,576       $   131,405

Cash, end of period                               $  564,093       $   464,577
                                                  ==========       ===========


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

Date:  May 12, 1998



                                            TMP LAND MORTGAGE FUND, LTD.
                                            a California Limited Partnership

                  By: TMP Investments, Inc., as General Partner


                               /s/ William O Passo
                       By:___________________________________
                                William O. Passo, President


                               /s/ Anthony W. Thompson
                       By:___________________________________
                                Anthony W. Thompson, Exec. V.P.


                               /s/ Richard Hutton, Jr.
                       By:___________________________________
                                Richard Hutton, Jr., Controller


                    By: TMP Properties, a California General
                        Partnership as General Partner


                                  /s/ William O Passo
                          By:___________________________________
                               William O. Passo, General Partner


                                 /s/ Anthony W. Thompson
                          By:___________________________________
                            Anthony W. Thompson, General Partner


                               /s/ Scott E. McDaniel
                          By ____________________________________
                             Scott E. McDaniel, General Partner