Form 10QSB
period 1998-06-30
TMP LAND MORTGAGE FUND LTD
filed 1998-08-19
CIK 872836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended June 30, 1998

                           Commission File No. 0-19963

                          TMP LAND MORTGAGE FUND, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                       33-0451040
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235
Santa Ana, California                                     92705
(Address of principal executive office)                (Zip Code)

                                 (714) 836-5503
              (Registrant's telephone number, including area code)
                         ------------------------------

Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirement for the past 90 days.

Yes [ X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX

 PART I    FINANCIAL INFORMATION                                          Page

 Item 1.   Financial Statements

           Balance Sheets as of June 30, 1998
          (unaudited) and December 31, 1997                                3

           Statements of Operations for the Three Months and
           Six Months ended June 30, 1998 and 1997. (unaudited)           4,5

           Statements of Cash Flows for the Six Months ended
           June 30, 1998 and 1997.(unaudited)                              6

           Notes to Financial Statements (unaudited)                      7,8

 Item 2.   Management's Discussion and Analysis of Financia
           Condition and Results of Operations                             10

PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                               14

 Item 2.   Changes in Securities                                           14

 Item 3.   Defaults Upon Senior Securities                                 14

 Item 4.   Submission of Matters to a Vote of Security Holders             14

 Item 5.   Other Information                                               14

 Item 6.   Exhibits and Reports on Form 8-K                                14

 SIGNATURES


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                            June 30,              December 31,
                                            1998                     1997
                                         (unaudited)               (audited)
                                         -----------               ---------

                                     Assets
                                     ------

Cash                                     $     402,517          $       786,576
Due from Affiliate                             165,000                        0
Other Receivable                                13,661                   15,201
Investments in Joint Ventures                2,348,837                2,165,625
Properties held for sale (Note 3)           13,154,056               12,836,570
                                         -------------          ---------------

Total Assets                             $  16,084,071          $    15,803,972
                                         ==============         ===============

                        Liabilities and Partners' Capital

Accounts payable                         $         861            $           0
Due to Affiliates                                3,476                   29,294
Due to Manager (Note 1)                          4,513                        0
Accrued expenses (Note 5)                    4,102,158                3,824,166
                                         -------------            -------------

Total Liabilities                            4,111,008                3,853,460
                                         -------------            -------------

Partners' Capital (Deficit)
General Partners                               (37,472)                 (37,697)
Limited Partners, 20,000 units (at $1,000/unit)
 authorized; 15,715 units outstanding as of
 June 30, 1998 and December 31, 1997        12,010,535               11,988,209
                                         -------------            -------------

Total Partners' Capital                     11,973,063               11,950,512
                                          ------------             -------------

Total Liabilities and Partners'
 Capital                                  $ 16,084,071             $  15,803,972
                                          ============              ============

See Accompanying Notes to Financial Statements


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TMP Land Mortgage Fund, Ltd.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                Three Months ended
                                        June 30                   June 30
                                          1998                      1997
                                       ---------------------------------------

Income:
   Interest Income                     $         0          $      3,696
   Joint Venture Income                          0               481,813
   Other Income                                600                   900
                                       -----------          ------------

Total Income                                   600               486,409
                                       -----------          ------------

Expenses:
   Operating Expenses                        5,441                     0
   Outside Services                         10,023                11,460
   Joint Venture Expense                         0                 9,266
                                       -----------          ------------

Total Expenses                              15,464                20,726
                                       -----------          ------------

Net Income (Loss)                      $   (14,864)         $    465,683
                                       ============         ============


Allocation of Net Income (Loss) (Note 2)

   General Partners:                   $      (149)         $      4,657
                                       ============         ============

   Limited Partners:                   $   (14,715)         $    461,026
                                       ============         ============

   Limited Partners, per equity unit:  $      (.93)         $      29.33
                                       ============         ============


See Accompanying Notes to Financial Statements



                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TMP Land Mortgage Fund, Ltd.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                Six Months ended
                                        June 30                    June 30
                                          1998                       1997
                                        --------------------------------------
Income
   Interest Income                      $        7,716        $     6,301
   Joint Venture Income                         50,000            550,048
   Other Income                                  1,800              1,800
                                        --------------        -----------

Total Income                                    59,516            558,149
                                        --------------        -----------

Expenses
   Operating Expenses                           26,941                 --
   Outside Services                             10,023             12,480
   Joint Venture Expense                             0              9,266
                                        --------------        -----------

Total Expenses                                  36,964             21,746
                                        --------------        -----------

Net Income                              $       22,552        $   536,403
                                        ==============        ===========


Allocation of Net Income (Note 2)

   General Partners:                    $          226        $     5,364
                                        ==============        ===========

   Limited Partners:                    $       22,326        $   531,039
                                        ==============        ===========

   Limited Partners, per equity unit:   $         1.42        $     33.79
                                        ==============        ===========




                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TMP Land Mortgage Fund, Ltd.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                       Six Months ended
                                                June 30               June 30
                                                  1998                  1997
                                              ----------------------------------
Cash Flow From Operating Activities

Net Income                                    $    22,552          $   536,403
Adjustments to reconcile net income to net
  Cash provided by operating activities:
    Due to changes in:
    Accounts Payable                                  861               78,748
    Accrued Expenses                              277,992              534,565
    Other Receivable                                1,540              (43,202)
    Due to/from Affiliates                       (190,818)                   0
    Due to Manager                                  4,513                    0
                                              -----------          -----------
Net Cash provided by Operating Activities         116,640            1,106,514
                                              -----------          -----------


Increase in Properties Held for Sale             (317,487)            (606,155)
Decrease (Increase) in Investments in
         Joint Ventures                          (183,212)             826,362
                                              ------------         -----------
Net Cash Provided By (Used In) Investing
   Activities                                    (500,699)             220,207
                                              ------------         -----------

Distribution to partners                                0           (1,000,045)
                                              -----------         -------------
Net Cash Used In Financing   Activities                 0           (1,000,045)
                                              -----------         -------------

Net Increase (Decrease) in Cash                  (384,059)             326,676

Cash at the Beginning of Period                   786,576              131,405
                                              -----------         ------------

Cash at the End of Period                     $   402,517         $    458,081
                                              ===========         ============

See Accompanying Notes to Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)



The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of its operations, and cash flows for the period then ended in accordance with generally accepted accounting principles for interim financial information.

NOTE 1 - The Partnership and its Significant  Accounting Policies

TMP Land Mortgage Fund, Ltd. (the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The General Partners in the Partnership are illiam O. Passo, Anthony W. Thompson, Scott E. McDaniel of TMP Properties, a California General Partnership and TMP Investments Inc.

On March 12, 1998, the General Partners of the Partnership entered into an agreement (the Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid the GeneralPartners of the Partnership and ten other related partnerships, a total of $300,000; and agreed to pay up to a total of $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Agreement.

PacWest entered into a management, administrative and consulting agreement as of April 1, 1998, with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with Preferred Partnership Services, Inc. and other entities to perform certain of the financial, accounting and investor relation services for the Partnership. As of June 30, 1998 the Partnership owes PacWest $4,513 relating to this agreement. PacWest has also agreed to provide certain liquidity to the Partnership as discussed in the MD&A section of this report.

The following is a summary of the Partnership significant accounting policies.

Basis of Presentation - The Partnership prepares its financial statements on the accrual basis of accounting.

Properties Held for Sale

Allowance for Losses on Loans - No provision has been made for an allowance for losses on loans.

Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.

NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 76 percent to the limited partners and 24 percent to the general partners.

As of June 30, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.



NOTE 3 - Properties Held for Sale

The Partnership had made twelve land loans as of June 30, 1998. Three of the loans had been repaid in full, and nine of the loans had defaulted. On all the defaults which had occurred, the Partnership foreclosed on the properties securing the loans.

NOTE 4 - Investments in Joint Ventures

The Partnership has contributed property as an investment in five single family development joint ventures. The Partnership has a controlling interest in the entities and the equity method is used to account for its share of the entities' earnings.

NOTE 5 - Property Taxes Payable

As of June 30, 1998, the Partnership owed approximately $4,100,000 in property taxes payable on the PR Equities properties. This includes approximately $3,000,000 of Mello-Roos tax. In addition, the Partnership owed approximately $36,000 in property taxes on the other Partnership properties. If the property taxes remain delinquent for five years, the County can foreclose on the property.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such works are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnerships properties regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties and the Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this Report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

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

As of June 30, 1998, the Partnership had received and accepted subscriptions of 15, 715 Units, representing total subscription proceeds in the amount of $15,715,000. All proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. As of June 30, 1998, the following activity occurred on the properties which the Partnership owns:

PR Equities Loan/San Jacinto #1 and #2

The Partnership foreclosed on the property securing these loans during 1995 and now owns the property. The current outstanding payments due as a result of the regular tax and Mello-Roos tax assessments against the partnership's lots taken back in foreclosure is over $3,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The city of San Jacinto received the overall appraisal of the properties in the Community Facilities District during the first week of July 199 . The low land values reflected in the appraisal confirmed the General Partners' opinion that the bonds should be restructured, with the overall bonded indebtedness and the annual debt service reduced.

The city was forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. The buyer would be required to pay the full unpaid assessment, penalties, and interest as well as assume the full amount of the emaining assessment. The sale occurred in April 1997 but there was no buyer for the properties; therefore, the Partnership continues to own these parcels.

During the third quarter of 1997, the bonds were purchased at a deep discount and the General Partners believe that the land will ultimately be foreclosed upon by the new bondholder(s).


Environmental Development Loan

This is a mortgage for land acquired through foreclosure from Environmental Development and has been developed into a 181-lot subdivision. All entitlements on the property are complete and a construction loan is considered imminent. Grading should commence by mid-June 1998.

Peppertree Loan

In satisfaction of its $1.5 million loan to Peppertree, the Partnership received the $1.5 million principal together with 4138,000 in accrued interest and charges in cash on July 1996, along with a 33% joint venture interest in Peppertree Park, the property being developed as residential housing. The first phase of that project has been sold to a prominent homebuilder; and the proceeds were used to pay off the initial development loan. As future phases are sold, proceeds should be available to the Partnership, which can be distributed to the Limited Partners. It is expected that approximately $500,000 will ultimately be received from this joint venture.

Sunset Crossing

42.48 commercial acres, Banning, California. The Partnership's initial goals for this property involve the preparation of a new site plan which would allow a lot-line adjustment in order to sell the corner of the parcel to a gas station or fast food user, and create new interest for a Wal-Mart or other major retailer to consider this site. As those efforts achieve results, the property will be offered for sale. It is not presently intended that the Partnership would be involved in developing this property.

Fox Olson Loan #2

10.84 commercial acres, Sun City California. Formerly owned by Fox-Olsen, this property is listed for sale for $1.5 million. TMP has received an offer for $1.2 million and will counter at $1.5 million. It is adjacent to the 45 lots acquired through foreclosure from Fox-Olsen, which are being developed as a 45-home sub-division in joint venture with TMP Homes, LLC. The project is known as Flower-field Sun City. The construction loan is in place and grading commenced in April 1998.



LaMonte Loan

The Partnership acquired this 6.5 acre commercial property through foreclosure in April, 1996. During September 1997, the property was sold for a profit of approximately $500,000.

Distributions to the investors began August 1, 1992, and continued monthly through May, 1995. On June 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans. During 1997, the Partnership made two distributions from the proceeds of the two 1997 property sales.

Results of Operations

Partnership revenue during the three months period ended June 30, 1998 and 1997 consisted primarily of interest income and joint venture income. During the year ended December 31, 1997, the Partnership generated approximately $3,000,000 of cash from the sale of the Hollywood Studio Club Apartments and the `LaMonte" land. There was no interest received on mortgage loans. Approximately $2,200,000 was distributed to investors from the proceeds of these two sales.

Liquidity and Capital Resources

Management believes there is sufficient cash to meet anticipated Partnership cash needs for the next 12 months. However, management does not plan to pay the Mello-Roos taxes on the PR Equities properties unless the bonds can be restructured under more favorable terms. PacWest has agreed to loan and/or secure a loan for the six TMP Land Partnerships in the total amount of $2,500,000. Loan proceeds will be allocated to eleven (11)TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be made available to TMP Land Mortgage Fund, Ltd., at 12% simple interest over a 24 month period beginning April 1, 1998, secured by the Partnership's properties, as funds are needed in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay or on-going property maintenance, pay down existing debt, back taxes and appropriate entitlement costs. It is not the General Partners' intention to use any of the PacWest loans for this Partnership.

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to all TMP partnership is limited to a maximum of $2.5 million.

TMP properties and TMP Investments, Inc. will remain as General Partners, however, PacWest has acquired the General Partner's unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general Partner for such services over the past five years.

As Partnership properties are sold, cash will be used to first repay any PacWest loans, then other creditors, then to accrued by unpaid Partnership indebtedness.

Sale proceeds in excess of the amount necessary to pay Partnership indebtedness shall be split as follows:

               PacWest           Property                     Partnership

                3%             FlowerField,                       97%
                               Remmington  and
                               Peppertree
               13%             San  Jacinto,                      87%
                               Sun City and
                               Sunset  Crossing




Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse on the Partnership's business, financial condition and results of operations. The Partnership is currently developing and implementing a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None..

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: (date)

                                    TMP Land Mortgage Fund, Ltd.
                                    A California Limited Partnership

                  By: TMP Investments, Inc., as General Partner

                       By:   \s\ William O. Passo
                             -------------------------------------------
                                 William O. Passo, President

                       By:   \s\ Anthony W. Thompson
                            -------------------------------------------
                                 Anthony W. Thompson, Exec. V.P.

                       By:   \s\ Richard Hutton, Jr.
                            -------------------------------------------
                                 Richard Hutton, Jr., Controller


                       By: TMP Properties, a California General
                                     Partnership as General Partner

                       By:   \s\ William O. Passo
                            -------------------------------------------
                                 William O. Passo, General Partner

                       By:   \s\ Anthony W. Thompson
                            -------------------------------------------
                                 Anthony W. Thompson, General Partner

                       By:   \s\ Scott E. McDaniel
                            -------------------------------------------
                                 Scott E. McDaniel, General Partner