Form 10QSB/A
period 1994-09-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

The  registrant  is  filing  restated  1994-1997  financial  statements.   These
restatements reflect changes discussed in Note 7 to the consolidated financial statements.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 1994

                           Commission File No. 0-19963

                          TMP LAND MORTGAGE FUND, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                          33-0451040
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235
Santa Ana, California                                      92705
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

Yes [ X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                               Page

Item 1.       Financial Statements

              Balance Sheets as of September 30, 1994
               (unaudited) and December 31, 1993                            3

              Statements of Operations for the Three Months and
              Nine Months ended September 30, 1994 and 1993 (unaudited)   4-5

              Statements of Cash Flows for the Nine Months ended
              September 30, 1994 and 1993 (unaudited)                       6

              Notes to Financial Statements (unaudited)                   7-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8-11


PART II       OTHER INFORMATION

Item 1.      Legal Proceedings                                            12

Item 2.      Changes in Securities                                        12

Item 3.      Defaults Upon Senior Securities                              12

Item 4.      Submission of Matters to a Vote of Security Holders          12

Item 5.      Other Information                                            12

Item 6.      Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                13




                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                       September 30,
                                                           1994     December 30,
                                                         (unaudited)   1993
                                                         ----------- -----------
                                     Assets
                                     ------

Cash                                                   $   482,851  $ 1,590,115
Mortgage Loans on Real Estate (Note 3)                  11,465,000   12,890,000
Investment in Unimproved Land (net of valuation
    allowance of $3,809,825 and $0, respectively)          707,277            0
Accrued Interest Receivable                                 86,146      134,317
                                                        ----------   ----------

         Total Assets                                  $12,741,274  $14,614,432
                                                        ==========   ==========


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                       $         0  $     3,565
Property Taxes Payable                                     707,277            0
Accrued Expenses and Liabilities                             1,438        4,145
                                                        ----------   ----------

         Total Liabilities                                 708,715        7,710
                                                        ----------   ----------

Partners' Capital

  General Partners                                        (36,874)        1,408
  Limited Partners, 20,000 equity units authorized;
    15,715 units outstanding as of September 30, 1994
    14,641 units outstanding as of December 31, 1993    12,069,433   14,605,314
                                                        ----------   ----------

         Total Partners' Capital                        12,032,559   14,606,722
                                                        ----------   ----------

         Total Liabilities and Partners' Capital       $12,741,274  $14,614,432
                                                        ==========   ==========





                 See Accompanying Notes to Financial Statements
                                       3



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                  September 30,   September 30,
                                                           1994            1993
                                                  -------------   -------------
Income

  Interest Income                                $      293,978  $ 311,185
  Other Income                                            4,147          0
                                                  -------------   --------

         Total Income                                   298,125    311,185
                                                  -------------   --------


Expenses

  Loss on Decline in Market Value of  Property        1,396,646          0
  General and Administrative Expenses                     3,920      9,938
  Interest Expense                                            0          0
                                                  -------------   --------

         Total Expenses                               1,400,566      9,938
                                                  -------------   --------


  Net Income (Loss)                              $  (1,102,441)  $ 301,247
                                                  =============   ========



Allocation of Net Income (Loss) (Note 2)

  General Partners                               $     (11,024)  $   3,012
                                                  =============   ========

  Limited Partners                               $  (1,091,417)  $ 298,235
                                                  =============   ========

  Limited Partners, per unit                     $      (69.45)  $   23.44
                                                  =============   ========






                 See Accompanying Notes to Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                            Nine Months Ended
                                                 September 30,    September 30,
                                                          1994             1993
                                                  ------------   --------------
Income

  Interest Income                                $     994,273  $ 879,384
  Other Income                                           4,228          0
                                                  ------------   --------

         Total Income                                  998,501    879,384
                                                  ------------   --------


Expenses

  Loss on Decline in Market Value of Property        3,809,825          0
  General and Administrative Expenses                   30,730     43,698
  Interest Expense                                           0        891
                                                  ------------   --------

         Total Expenses                              3,840,555     44,589
                                                  ------------   --------


  Net Income                                     $ (2,842,054)  $ 834,795
                                                  ============   ========



Allocation of Net Income (Loss) (Note 2)

  General Partners                               $    (28,420)  $   8,348
                                                  ============   ========

  Limited Partners                               $ (2,813,634)  $ 826,447
                                                  ============   ========

  Limited Partners, per unit                     $    (179.04)  $   64.96
                                                  ============   ========







                 See Accompanying Notes to Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)
                                                          Nine Months Ended
                                                 September 30,     September 30,
                                                          1994              1993
                                                 --------------    -------------

Cash Flows From Operating Activities
  Net Income (Loss)                              $(2,842,054)  $     834,795
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Used in Operating Activities:
     Loss on Decline in Market Value of Property   3,809,825               0
     Changes in assets and liabilities:
     Increase in Mortgage Loans on Real Estate    2,125,000)      (2,125,000)
     (Increase) / Decrease in Receivable              48,171         (32,781)
     Increase / (Decrease) in Accounts Payable
         and Accrued Liability                       (6,272)          96,130
        Net Cash Used in Operating Activities     1,115,330)      (1,226,856)
                                                 -----------     -----------

Cash Flows From Investing Activities:
      Increase in Capitalized Carrying Costs         (259,825)             0
         Net Cash Used In Investing Activities       (259,825)             0
                                                  -----------   ------------

Cash Flows From Financing Activities:
  Capital Contributions from Limited Partners       1,254,000      4,389,000
  Distributions to Partners                          (986,109)      (889,388)
                                                  -----------   ------------
       Net Cash Provided By Financing Activities      267,891      3,499,612
                                                  -----------   ------------

Net Increase (Decrease) in Cash                    (1,107,264)     2,272,756

Cash, Beginning of Period                           1,590,115        986,450
                                                  -----------   ------------

Cash, End of Period                              $    482,851  $   3,259,206
                                                  ===========   ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the nine months ended September 30, 1994 consist of acquiring properties through foreclosure proceedings on two mortgage loans receivable. The outstanding loan balances of $3,550,000 on the dates of foreclosure were recorded as Property Held for Sale. In addition, the Partnership capitalized property taxes payable for these properties of $707,277 as well as carrying costs of $259,825. Concurrent with the foreclosures, a valuation allowance of $3,809,825 was recorded to reduce the net carrying value of the properties to their fair market values.




                 See Accompanying Notes to Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Accounting  Method- TMP Land Mortgage Fund, Ltd. (the Partnership)  prepares its
------------------
financial statements on the accrual basis of accounting.

Allowance  for Losses on Loans - No provision has been made for an allowance for
------------------------------
losses on loans.

Income Taxes - The entity is treated as a  partnership  for income  tax purposes
-------------
and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.

NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profit, losses, and cash distributions are allocated ninety-nine percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances, at which time, remaining profits, losses and cash distributions are allocated seventy-six percent to the limited partners and twenty-four percent to the general partners. Distributions of cash from operations, if any, are made monthly within 30 days after the end of the month.

NOTE 3 - Mortgage Loans On Real Estate

The Partnership had seven land loans outstanding as of September 30, 1994 and nine land loans outstanding as of December 31, 1993. The loans are secured by first trust deeds and bear interest at the rate of 12.5 percent per annum. The loans have terms ranging from 18 months to 24 months and have maturities up to September 1995.

NOTE 4 - Restatement and reissuance of 1994 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for $3,809,825 and $3,836,224

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                          Notes to Financial Statements
                                   (Unaudited)

NOTE 4 - Restatement and reissuance of 1994 Financial Statements, continued

as of September 30 and December 31, 1994, respectively. The valuation allowance should have been adjusted such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the financial statements for 1994 have been restated to record the valuation allowance and to adjust these properties to their fair value for that year.

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994 and subsequent periods through 1994, were understated by approximately $775,000. Accordingly, the financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in 1994.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

TMP Land Mortgage Fund, Ltd., is a California Limited Partnership formed in April, 1992, of which TMP Investments, Inc., a California corporations, and TMP Properties, a California general partnership, are the General Partners. The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California and in some instances, in other areas of Southern California, and to provide cash distributions on a current basis to the Limited Partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of investment company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940.

See restatement and resissuance of financial statements in Note 4 to the Partnership's financial statements.

During the nine months ended September 30, 1994, the Partnership made three loans totaling $2,725,000. There were two loans totaling $2,125,000 made during the nine months ended September 30, 1993.

The first loan made during the nine months ended September 30, 1994 funded in March 1994 in the amount of $625,000. The loan bears interest at 12.5 percent per annum and matures in September, 1995. An interest reserve account in the amount of $117,187 was set up with part of the loan proceeds to pay loan interest for the term of the loan. In addition, a property tax impound account in the amount of $44,000 was set up to pay for certain property taxes. The loan is secured by a first trust deed on approximately 28 acres of commercially zoned land in Murrieta, California.

A loan origination fee of $56,250 was paid by the borrower to an affiliate of the General Partners for services rendered in originating the loan. In addition, a $2,500 loan documentation fee was paid to an affiliate and a $14,062 mortgage servicing fee was paid to one of the General Partners.

The second loan funded in June 1994 in the amount of $100,000. The total loan made to the Borrower was in the amount of $250,000, with TMP Land Mortgage Fund, Ltd. Loaning $100,000 and an affiliated partnership loaning $150,000. The Partnership received an undivided 40% interest in the land, which is 15 acres of residentially zoned property in the city of Rancho Cucamonga, California, and is appraised at $610,000. The loan bears interest at 12.5 percent and matures in March, 1995. An interest reserve account in the amount of $23,438 was established with a portion of the loan proceeds to pay loan interest for the term of the loan.

A loan origination fee of $22,500 was paid by the borrower to an affiliate of the General Partners for services rendered in originating the loan. In addition, a $2,500 loan documentation fee was paid to an affiliate and a $2,813 mortgage servicing fee was paid to one of the General Partners. Monthly interest payments received by the Partnership for this loan are $1,041.66, with the affiliated partnership receiving monthly interest payments in the amount of $1,562.50.

 The third loan made during this period was funded in June 1994 in the amount of $2,000,000. The loan is secured by a first trust deed on 162 acres of mixed use land in Fallbrook, California The loan was made for 12 months and is scheduled to mature in June of 1995. However, an interest impound account in the amount of $375,000 was established for 18 months, and the loan may be extended at the option of the Borrower, provided the loan is not in default at the time of the initial due date. If the Borrower chooses not to extend the loan and repays the principal after 12 months, the balance remaining in the interest impound account will be returned to the Borrower. A loan origination fee of $180,000 was paid by the borrower to an affiliate of the General Partner for services rendered in originating the loan. In addition, a $2,500 loan documentation fee was paid to an affiliate and a mortgage servicing fee in de amount of $45,000 was paid to one of the General Partners.

 During the nine months ended September 30, 1994, one Borrower repaid the total amount of the loan proceeds, which was $600,000; and a portion of the money was used as reserves and a portion used as proceeds for the above enumerated loans.

 Also during the period, the Partnership repossessed the property securing Loan #1 made by the Partnership in July of 1992. The loan was in the amount of $2,400,000. Also during the same period, the second loan made to the Borrower in Loan #1 went into default, and the Partnership initiated foreclosure proceedings on the property, with title reverting to the Partnership in July of 1994. Management is presently making every effort to sell the properties securing these loans. Efforts are also underway to find joint venture partner to develop these properties. It has become necessary to use some of the Partnership's cash to meet Mello-Roos property tax assessment liabilities to forestall a foreclosure of the properties. In August of 1994, the Partnership paid $210,000 to the City of San Jacinto and property taxes are now paid current on the property. An outside consultant has been engaged who is attempting to secure concessions from the City of San Jacinto, the San Jacinto School District, and the Eastern Municipal Water District to attempt to achieve a deferral of the approximately $700,000 of Mello Roos obligation until homes are actually built and sold on this property. Management is also negotiating with builders to achieve a joint venture arrangement which will start the construction of homes or a portion of the property.

In August of 1994, the fourth mortgage loan in the amount of $1,875,000 defaulted. Notice of Default has been filed and foreclosure proceedings have been initiated. Title to this property will revert to the Partnership in December, 1994. This property was originally scheduled for a Wal-Mart shopping center. To determine continued interest TMP has contacted Wal-Mart, City of Banning, and two Wal-Mart shopping center developers. TMP anticipates that the City will extend the Sale Tax Revenue Sharing Measure adopted when the loan was made enticing Wal-Mart to acquire and develop the property. Wal-Mart believes the property is not ready for another 12 to 18 months in light of current market conditions, but remains interested in the property. The City will work with the Partnership to maintain Wal-Mart's incentive via the Revenue Sharing Arrangement.

A Notice of Default on the Fox-Olsen Loan, Loan #5, was filed in July 1994 and title to the property reverted to the Partnership on November 2, 1994. The Partnership is using every effort to market and sell this property. The taxes on this property are very low and are not expected to affect the capital of the Partnership.

Total interest received on mortgage loans during the nine months and three months ended September 30,1994 was $994,273 and $293,978, respectively. Total interest received during the nine months and three: months ended September 30, 1993 was $879,384 and $311,185, respectively.

Partners' capital contributions for the nine months and three months ended September 30, 1994 totaled $1,254,000 and $0, respectively. Partners' capital contributions for the nine months and three months ended September 30, 1993 totaled $4,389,000 and $1,834,000, respectively. Funds from partners' capital contributions are used to fund the mortgage loans. Any excess funds .are invested in liquid investments held by the Partnership. As of September 30, 1994, a total of $15,715,000, representing 15,715 units, had been contributed by partners.

Distributions to partners during the nine months and three months ended September 30, 1994 totaled $986,109 and $317,442, respectively. Distributions are made exclusively with funds earned by the Partnership as interest income on mortgage loans outstanding.

The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using funds from mortgage interest income and bank interest income, and second from cash on hand. The General Partners believe that sufficient funds are available to meet anticipated cash requirements for at least the next twelve months.

The Partnership expects to realize income primarily from its mortgage loans. Substantially all of the net operating revenues realized by the Partnership from its mortgage loans will be distributed to the Partners as Distributable Cash From Operations. The amount of Distributable Cash From Operations which may be generated by mortgage loans cannot be predicted. No assurances can be given that mortgage loans will provide cash flow sufficient to permit distributions of Distributable Cash From Operations.

Based on the General Partners' experience, gross income from mortgage loans is expected to be more than sufficient to pay all operating expenses of the Partnership and, therefore, the Partnership expects to generate income during each year of its term. The Partnership is not expected to require substantial working capital reserves except for tax expenses and Mello Roos obligations which have arisen as the result of the foreclosure on Loans #1 and #2. The Partnership has established Reserves in the amount of 2% of Gross Proceeds. The Partnership will maintain Reserves for working capital and contingencies in such amounts as the General Partners from time to time deem necessary for the proper operation of the business of the partnership. It is anticipated that working capital and contingency reserves will remain at least at an amount equal to approximately 2% of the Partnership's capital. In the event the Partnership's operating income and Reserves are insufficient to provide adequate liquidity, the Partnership may incur indebtedness as discussed above. The Partnership is also currently making every effort to develop and/or sell one or more of the properties it holds.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   JUNE 11, 1999

                        TMP Land Mortgage Fund, Ltd.
                        A California Limited Partnership

                         By: TMP Investments, Inc., as General Partner

                         By:          /S/ WILLIAM O PASSO
                            ---------------------------------------
                                  William O. Passo, President

                         By:         /S/ ANTHONY W THOMPSON
                            ---------------------------------------
                                  Anthony W. Thompson, Exec. VP

                         By:         /S/ RICHARD HUTTON JR
                            ---------------------------------------
                                  Richard Hutton, Jr., Controller



                         By: TMP Properties, a California General
                         Partnership as General Partner

                         By:      /S/  WILLIAM O PASSO
                            ---------------------------------------
                               William O. Passo, General Partner

                         By:      /S/ ANTHONY W THOMPSON
                            ---------------------------------------
                               Anthony W. Thompson, General Partner

                         By:     /S/ SCOTT E MCDANIEL
                            ---------------------------------------
                              Scott E. McDaniel, General Partner