Form 10-K/A
period 1994-12-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

The  registrant  is  filing  restated  1994-1997  financial  statements.   These
restatements reflect changes discussed in Note 7 to the consolidated financial statements.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
               For the fiscal year ended December 31, 1994

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required).
               For the transition from _________to____________

                               ------------------

                           COMMISSION FILE NO. 33-39238

                          TMP LAND MORTGAGE FUND, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

      CALIFORNIA                                      33-0451040
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

801 N. PARKCENTER DRIVE, SUITE 235                       92705
SANTA ANA, CALIFORNIA                                  (Zip Code)
(Address of principal executive office)


                                 (714) 836-5503
              (Registrant's telephone number, including area code)

                            ------------------------

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                           Name of each exchange on which
to be so registered                           each class is to be registered
- -------------------                           ------------------------------

       N/A                                                  N/A

Securities to be registered pursuant to Section 12 (g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No. [ ]

                                Table of Contents



Report of Independent Auditors                               1

Balance Sheets                                               2

Statements of Operations                                     3

Statements of Partners' Capital                              4

Statements of Cash Flows                                   5-6

Notes to Financial Statements                             7-11

Supplementary Information                                12-15

                          Report of Independent Auditors

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheets of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.

Balser, Horowitz, Frank & Wakeling
/S/ BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
January 24, 1995, except for footnote 7 which is as of May 15, 1999




                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1994 and 1993



                                     Assets
                                     ------

                                                            1994           1993
                                                            ----           ----

Cash                                                 $   443,587    $ 1,590,115
Accrued Interest Receivables                              91,902        134,317
Mortgage Loans on Real Estate (Schedule I)             8,270,000     12,890,000
Investment in Unimproved Land (net of
 valuation allowance of  $3,836,224 and $0,
   respectively) (Note 1) (Schedule II)                4,163,501              0
                                                      ----------     ----------

         Total Assets                                $12,968,990    $14,614,432
                                                      ==========     ==========


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                     $    16,177    $     3,565
Due to Affiliates                                            869          3,345
Property Taxes Payable                                   979,196              0
Accrued Expenses                                             800            800
                                                      ----------     ----------

         Total Liabilities                               997,042          7,710
                                                      ----------     ----------


Partners' Capital (Note 3)

  General Partners                                      (37,482)          1,408
  Limited Partners; 20,000 Equity Units
    Authorized, 15,715 units and 14,461
     units outstanding at December 31, 1994
      and 1993, respectively                          12,009,430     14,605,314
                                                      ----------     ----------

Total Partners' Capital                               11,971,948     14,606,722
                                                      ----------     ----------

Total Liabilities and Partners' Capital              $12,968,990    $14,614,432
                                                      ==========     ==========




            See Accompanying Notes and Independent Auditor's Report
                                       -2-



                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1994, 1993 and 1992



                                                 1994          1993      1992
                                                 ----          ----      ----

Income
------

  Mortgage Loan Interest Income               $  1,216,528 $ 1,237,782  $265,191
  Bank Deposit Interest Income                      37,103      34,513    15,859
  Loan Commitment Fee                                    0           0     4,000
  Other Income                                       4,528           0         0
                                               -----------  ----------   -------

         Total Income                            1,258,159   1,272,295   285,050
                                               -----------  ----------   -------


Expenses
--------

  Loss on Decline in Market Value of Property    3,836,224           0         0
  Accounting and Legal                              24,059      23,146     1,794
  Advertising                                            0           0     1,344
  California Franchise Tax                             800         800       800
  Foreclosure Costs                                 40,061           0         0
  Interest                                               0         890     4,255
  Loan Administration                                   35         459     2,161
  Office Expenses                                    3,210       5,014     2,090
  Postage and Printing                               6,677       6,518         0
  Secretarial and Bookkeeping Support               11,651      21,097     4,755
                                               -----------  ----------   -------

         Total Expense                           3,922,717      57,924    18,659
                                               -----------  ----------   -------


Net Income (Loss)                             $(2,664,558) $ 1,214,371  $266,391
                                               ===========   =========   =======



Allocation of Net Income or (Loss)

  General Partners, in the Aggregate          $   (26,646) $    12,144  $  2,664
                                               ===========  ==========   =======

  Limited Partners, in the Aggregate          $(2,637,912) $ 1,202,227  $263,727
                                               ===========  ==========   =======
  Limited Partners, per Equity Unit           $      (168) $        83  $     32
                                               ===========  ==========   =======

            See Accompanying Notes and Independent Auditor's Report
                                       -3-


                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
                For Years Ended December 31, 1994, 1993 and 1992




                                              General      Limited
                                             Partners      Partners    Total


Partners' Capital, December 31, 1991        $       0 $      1,007 $      1,007

Capital Contributed in 1992                         0    8,333,000    8,333,000

Net Income for 1992                             2,664      263,727      266,391

Distribution to Partners in 1992              (2,068)    (204,647)    (206,715)
                                             --------  -----------  -----------

Partners' Capital, December 31, 1992              596    8,393,087    8,393,683

Capital Contributed in 1993                         0    6,127,000    6,127,000

Net Income for 1993                            12,144    1,202,227    1,214,371

Distribution to Partners in 1993              (11,332)  (1,117,000)  (1,128,332)
                                             --------  -----------  -----------

Partners' Capital, December 31, 1993            1,408   14,605,314   14,606,722

Capital Contributed in 1994                         0    1,254,000    1,254,000

Net Income for 1994                           (26,646)  (2,637,912)  (2,664,558)

Distribution to Partners in 1994              (12,244)  (1,211,972)  (1,224,216)
                                             --------  -----------  -----------

Partners' Capital, December 31, 1994        $ (37,482)$ 12,009,430 $ 11,971,948
                                             ========  ===========  ===========


Distributions to Limited Partners, per equity unit, for 1994, 1993 and 1992 were $77, $77 and $25 respectively, as determined by dividing the distribution to partners for the year by number of units outstanding at the end of the year.

            See Accompanying Notes and Independent Auditor's Report
                                       -4-


                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                For Years Ended December 31, 1994, 1993 and 1992

                                                1994        1993        1992
                                                ----        ----        ----
Cash Flows From Operating Activities
 Net Income (Loss)                          $ (2,664,558)$ 1,214,371 $  266,391
 Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used in Operating Activities:
   Loss on Decline in Market Value of
      Property                                 3,836,224                      0
   Changes in assets and liabilities:
   (Increase)/Decrease in Accrued Interest
            Receivable                            42,415     (68,452)   (65,865)
   Increase in Accounts Payable                   12,612         733      2,832
   Increase in Accrued Expenses                        0           0        800
   Increase in Mortgage Loans on Real Estate  (2,125,000  (5,545,000)(7,345,000)
   Increase/(Decrease) in Due to Affiliates       (2,476)      3,345          0

Net Cash Used in Operating Activities           (900,783) (4,395,003)(7,140,842)
                                             ------------ ----------- ---------

Cash Flows From Investing Activities:
 Payment for Development and Carrying Costs     (275,529)          0         0
                                             ------------ ----------- --------

Net Cash Used In Investing Activities           (275,529)          0         0
                                             ------------ ----------- --------

Cash Flows From Financing Activities:
  Capital Contributions                        1,254,000   6,127,000  8,333,000
  Distributions to Partners                   (1,224,216) (1,128,382)  (206,715)
                                               ---------   ---------  ---------

Net Cash Provided by Financing Activities         29,784   4,998,668  8,126,285
                                               ----------  ---------  --------

Net Increase or (Decrease) in Cash            (1,146,528)    603,665   985,443

Cash, Beginning                                1,590,115     986,450     1,007
                                               ---------  ----------- --------

Cash, Ending                                $    443,587 $ 1,590,115  $ 986,450
                                             ===========  ==========   ========

Supplemental Disclosures of Cash
  Flow Information:

Cash paid for income taxes                  $        800 $       800 $        0
Cash paid for interest                      $          0 $       890 $    4,255

             See Accompanying Notes and Independent Auditor's Report
                                       -5-

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                       Statements of Cash Flows-Continued
                For Years Ended December 31, 1994, 1993 and 1992

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------

Non-cash investing and financing activities during the twelve months ended December 31, 1994 consist of the acquisition of property through foreclosure proceedings on four mortgage loans receivable. The outstanding aggregate loan balances of $6,745,000 on the dates of foreclosure were recorded as Property Held For Sale. In addition, the Partnership capitalized property taxes payable and carrying costs for these properties of $1,393,403 and recorded a resulting payable for property taxes due of $979,196. Concurrent with the foreclosure, a valuation allowance was recorded against certain of these properties to reduce the net carrying value of the properties to their market value. At December 31, 1994, the valuation allowance totals $3,836,224 which has been recorded as a loss on decline in market value on the accompanying statements of operations.

The Partnership did not engage in any non-cash investing or financing activities during the years ended December 31, 1993 and 1992.



            See Accompanying Notes and Independent Auditor's Report

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1994 and 1993

Note 1 -  General and Summary of Significant Accounting Policies

General - TMP Land Mortgage Fund,  Ltd., A California  Limited  Partnership (the
-------
"Partnership"), was organized in 1991 in accordance with the provisions of the California Uniform Limited Partnership Act. The purpose of the Partnership is to make short-term (generally one to three-year) loans to unaffiliated parties secured by first trust deeds (mortgages) on unimproved real property primarily in the Inland Empire area of Southern California and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
------------------------------
balance of the foreclosed loan plus carrying and improvement costs incurred subsequent to foreclosure, net of a valuation allowance, as necessary, to state the properties at their fair value. All costs associated with the acquisition and improvement of a property are capitalized including all direct carrying costs; such as interest expense and property taxes.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
-----------------
fees) were paid by an affiliate of the Partnership, TMP Realty, Inc. (See Notes 2 and 6.)

Income  Taxes - No  provision  for  federal  income  taxes  has been made in the
-------------
accompanying consolidated financial statements as all profits and losses flow through to the respective partners and are recognized on their individual income tax returns. However, the minimum California franchise tax paid by the Partnership and at December 31, 1994 and 1993 was $800 per year.

Cash and Cash Equivalents - For purposes of the Consolidated  Statements of Cash
-------------------------
Flows, the Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. During the normal course of its business, the Partnership accumulates cash and maintains deposits at various banks. Occasionally, the cash deposit at a particular bank may exceed the federally insured limit. Any accounting loss or cash requirement resulting from the failure of a bank would be limited to such excess amounts.

Use of Estimates - In the preparation of financial statements in conformity with
----------------
generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period.
Actual results could differ from these estimates.

Concentration  - All  unimproved  land  parcels held for sale are located in the
-------------
Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market conditions. The Partnership attempts to mitigate any potential risk by monitoring the market condition and holding the land parcels until the real estate market recovers.

                                    TMP Land
                               Mortgage Fund, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1994 and 1993



Note 2 - Organization of the Partnership

TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) originally formed the Partnership on November 15, 1991 as the general partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

The general partners manage and control the affairs of the Partnership, including final approval of all loans and investments, and have ultimate authority for matters affecting the interests of the Partnership. All organization and offering expenses of the Partnership were paid by TMP Realty, an affiliate of the general partners, in exchange for loan fees (or points) on each mortgage loan.

The partnership agreement provides for two types of investments: Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

Note 3 - Partners' Contributions

The Partnership raised capital through a public offering of units at $1,000 per unit. The minimum offering size was 1,000 units or $1,000,000. The maximum offering size was 20,000 units or $20,000,000. As of April 21, 1994, 15,715 units were sold for total capital contributions of $15,715,000 and the offering was closed.

Note 4 - Allocation of Profits and Losses and Cash Distributions

Profit, losses, and cash distributions are allocated ninety-nine percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances, at which time, remaining profits, losses and cash distributions are allocated seventy-six percent to the limited partners and twenty-four percent to the general partners. Distributions of cash from operations, if any, are made monthly within 30 days after the end of the month. Distributions made during 1994, 1993 and 1992 are shown on the accompanying statements of partners' capital.

Note 5 - Related Party Transactions

Unaffiliated borrowers paid broker loan placement fees to TMP Realty, Inc., an affiliate of the General Partners, of $258,750,and $523,425 during 1994 and 1993, respectively, for assistance in negotiating loan terms with the Partnership. TMP Realty, Inc. pays all organization and offering expenses, including all legal, accounting, printing, registration and other costs. In addition, the borrowers paid loan servicing fees

                                    TMP Land
                               Mortgage Fund, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1994 and 1993

Note 5 - Related Party Transactions, continued

to TMP Investments, Inc., a general partner of the Partnership, of $69,375 and $130,856 during 1994 and 1993, respectively.

Under the terms of the Agreement, if the General Partners or their affiliates provide a substantial amount of services in connection with the sale of a property, or a portion of it, acquired through foreclosure or otherwise, they shall be paid a commission not to exceed the lesser of 1) one-half of the normal and competitive percentage of gross sales price charged for similar services by an unaffiliated partner; or 2) 3% of the gross sales price of the property. The payment shall be subordinate to a return of all of the limited partners' capital contributions and the payment to the limited partners of their cumulative returns.

Units were offered to the public through TMP Capital Corp. ("TMP Capital"), an affiliate of the General Partners, as managing broker-dealer. As the managing broker-dealer, TMP Capital received a sales commission of up to 10% of the gross proceeds, up to 8% of which was reallocated to soliciting dealers on units sold by them. These sales commissions were paid by TMP Realty, Inc.

During 1994, 1993 and 1992, respectively, the Partnership was charged $21,381, $32,791 and $7,302, respectively, (of which $869, $3,345 and $2,068 is included in the accrued expense balance at year-end) by TMP Investments, Inc. for cost reimbursements for office and secretarial expenses. During 1993 and 1992, the Partnership borrowed $201,875 and $600,000, respectively, from TMP Properties to fund mortgage loans. The Partnership reimbursed TMP Properties for the loans of $201,875 and $600,000 and interest in the amount of $890 and $822 during 1993 and 1992, respectively.

Note 6 - Mortgage loans on real estate

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

In the event of foreclosure, the collateral would be recorded at its fair value at the time of foreclosure, less costs of disposal. Fair value would be considered to be the lower of (a) appraised value determined by an independent real estate appraiser, or (b) the general partners' determination of the value of the property based on their analysis.

The Partnership would consider collateral for a loan in substance foreclosed if all of the following criteria are met:

                                    TMP Land
                               Mortgage Fund, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1994 and 1993

Note 6 - Mortgage loans on real estate, continued

1. The borrower has little or no equity in the collateral, considering the current fair value of the collateral; and

2. Proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and

3. The borrower has either:

   a) formally or effectively abandoned control of the collateral to the Partnership, or

   b) retained control of the collateral but, because of the current financial condition of the borrower, or the economic prospects for the borrower and/or the collateral in the foreseeable future, it is doubtful that the borrower will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

If this occurred, the collateral would be considered foreclosed and would be recorded at its fair value.

The PR Equities loans for $2,400,000 and $1,150,000 matured January 14, 1994 and May 30, 1994, respectively, went into default and were foreclosed on June 2, 1994 and August 11, 1994, respectively. The collateral (land) was recorded in the accounts at the gross loan amounts, less a valuation allowance, to properly state the net book value of the land at its fair value. (See Note 7)

The Sunset Crossing loan for $1,875,000 matured August 27, 1994, went into default and was foreclosed December 21, 1994. The collateral (land) was recorded in the accounts at the loan amount and unpaid property taxes at the time of foreclosure, which approximate the fair value of the land.

The Olson loan for $1,320,000 matured June 24, 1994, went into default and was foreclosed November 2, 1994. The collateral (land) was recorded in the accounts at the loan amounts which approximate the fair value of the land.

The Olson #2 note for $500,000 matured December 17, 1994 and then went into default. Foreclosure proceedings are expected to be completed by March, 1995 The Environmental Development loan for $1,625,000 matured October 15, 1994 and has been extended up to Mary 15, 1995 at the same interest rate and collateral.

During the year ended December 31, 1994 the Frame loan for $600,000 was paid in full.

                                    TMP Land
                               Mortgage Fund, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1994 and 1993

Note 7 - Restatements and reissuances of 1994 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the date of foreclosure in 1994. The valuation allowance should have been adjusted such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the financial statements for 1994 have been restated to record the valuation allowance and to adjust these properties to their fair value for that year.

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994 and subsequent periods through 1994, were understated by approximately $775,000. Accordingly, the financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in 1994.

                            Supplementary Information



                                                     TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                             Schedule I - Mortgage Loans on Real Estate
                                        (Schedule XII, Rule 12-29, for SEC Reporting Purposes
                                                          December 31, 1994


COLUMN   A                   B           C          D          E               F                    G                     H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans Subject
                                      Final       Periodic                 Face                  Carrying            to Delinquent
  Description              Interest   Maturity    Payment    Prior         Amount of             Amount of           Principal or
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
1. Olson #2 (Note 3)       12.5%     12/17/94     (B)        None         $   500,000         $  500.000            $       500,000
2. Rockfield Development   12.5%     03/01/95     (B)        None             100,000            100,000                       None
3. Singletary              12.5%     04/12/95     (B)        None           2,200,000          2,200,000                       None
4. La Monte                12.5%     04/25/95     (B)        None           1,220,000          1,220,000                       None
5. Environmental
   Development             12.5%     05/15/95     (B)        None           1,625,000          1,625,000                       None
6. Peppertree Land Company 12.5%     06/28/95     (B)        None           2,000,000          2,000,000                       None
7. Gregg Lansing           12.5%     09/23/95     (B)        None             625,000            625,000                       None
                                                                           ----------          ---------             --------------
                                                                          $ 8,270,000         $8,270,000            $       500,000

                                     Beginning Balance                    $12,890,000
                                      Additions during period:
                                         New mortgage loans                 2,725,000
                                      Reduction during period:
                                         Loans paid off                      (600,000)
                                         Loans foreclosed                  (6,745,000)
                                                                           ----------

                                     Ending Balance                      $  8,270,000
                                                                           ==========

(A) All loans are first mortgage on unimproved property in the Southern California area.
(B) All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.



                                                     TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                             Schedule I - Mortgage Loans on Real Estate
                                        (Schedule XII, Rule 12-29, for SEC Reporting Purposes
                                                          December 31, 1993


COLUMN   A                   B           C          D          E               F                    G                     H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans Subject
                                      Final       Periodic                 Face                  Carrying            to Delinquent
  Description              Interest   Maturity    Payment    Prior         Amount of             Amount of           Principal or
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
1. PR Equities (Note 3)    12.5%     01/14/94     (B)         None        $ 2,400,000         $     2,400,000        None
2. Toman Company (Note 3)  12.5%     07/28/94     (B)         None            600,000                 600,000        None
3. Sunset Crossing
   (Note 3)                12.5%     08/27/94     (B)         None          1,875,000               1,875,000        None
4. PR Equities             12.5%     05/30/94     (B)         None          1,150,000               1,150,000        None
5. Olson                   12.5%     06/24/94     (B)         None          1,320,000               1,320,000        None
6. Environmental
   Development             12.5%     10/15/94     (B)         None          1,625,000               1,625,000        None
7. Olson #2                12.5%     12/17/94     (B)         None            500,000                 500,000        None
8. Singletary              12.5%     04/12/95     (B)         None          2,200,000               2,200,000        None
9. La Monte                12.5%     04/25/95     (B)         None          1,220,000               1,220,000        None
                                                                            ---------               ---------
                                                                          $12,890,000         $   12,890,000

                                     Beginning Balance                    $ 7,345,000
                                       Additions during period:
                                         New mortgage loans                 5,545,000
                                                                            ---------

                                     Ending Balance                       $12,890,000
                                                                           ==========

(A) All loans are first mortgage on unimproved property in the Southern California area.
(B) All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.



                                                     TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                       Schedule II - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1994


COLUMN    A                  B           C                  D            E               F             G           H           I
-----------------------------------------------------------------------------------------------------------------------------------
                                                   COSTS CAPITALIZED
                                                      SUBSEQUENT       Gross
                                                    TO ACQUISITION   amount at                                             Estimated
                                   Initial                  Carrying which Carried   Accumulated     Date of       Date  Depreciable
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto, CA      $979,196     $2,400,000  $ 49,170   $1,198,263  $3,647,433        -0-         n/a        06/02/94        n/a
Unimproved land -
 San Jacinto, CA           -0-      1,150,000       221          -0-   1,150,221        -0-         n/a        08/11/94        n/a
Unimproved land -
Sun City, CA               -0-      1,320,000       -0-          -0-   1,320,000        -0-         n/a        11/02/94        n/a
Unimproved land -
Banning, CA                -0-      1,882,071       -0-          -0-   1,882,071        -0-         n/a        12/21/94        n/a
                           ---     ----------   -------    ---------   -----------      ---

                      $979,196     $6,752,071  $ 49,391   $1,198,263  $7,999,725        -0-
                      ========      =========    ======    =========   =========        ===

Less: Valuation Allowance:                                             3,836,224
                                                                       ---------

Net Carrying Value:                                                   $4,163,501
                                                                      ==========

Reconciliation of
 carrying amount

Beginning balance                  $        -0-

Additions
  Initial Costs       $6,752,071
  Capitalized
  Carrying Costs       1,198,263
  Improvements            49,391
                       ---------
  Total Additions                     7,999,725
Less: Valuation Allowance:            3,836,224

Ending balance                     $  4,163,501
                                    ===========