Form 10QSB/A
period 1995-03-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

                  For the Quarterly Period ended March 31, 1995

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

Yes [ X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                                 Page

Item 1.           Financial Statements

                  Balance Sheets as of March 31, 1995
                   (unaudited) and December 31, 1994                           3

                  Statements of Operations for the Three Months ended
                  March 31, 1995 and 1994 (unaudited)                          4

                  Statements of Cash Flows for the Three Months ended
                  March 31, 1995 and 1994 (unaudited)                          5

                  Notes to Financial Statements (unaudited)                  6-8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9-10


PART IIOTHER INFORMATION

Item 1.           Legal Proceedings                                           11

Item 2.           Changes in Securities                                       11

Item 3.           Defaults Upon Senior Securities                             11

Item 4.           Submission of Matters to a Vote of Security Holders         11

Item 5.           Other Information                                           11

Item 6.           Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                    12




                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                     March 30,
                                                          1995   December 31,
                                                   (unaudited)           1994
                                                   -----------   ------------
                                     Assets
                                     ------

Cash                                             $     409,135  $     443,587
Mortgage Loans on Real Estate (Schedule I)
 (Note 3)                                            8,336,750      8,270,000
Investment in Unimproved Land (net of
  valuation allowance of  $3,843,800
  and $3,836,224, respectively (Schedule II)         4,423,920      4,163,501
Accounts Receivable                                         75              0
Accrued Interest Receivable                             94,979         91,902
                                                  ------------   ------------

         Total Assets                            $  13,264,859  $  12,968,990
                                                  ============   ============


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                 $           0  $      16,177
Accrued Expenses                                           800            800
Property Taxes Payable                               1,229,213        979,196
Due to Affiliates                                       57,310            869
                                                  ------------   ------------

         Total Liabilities                           1,287,323        997,042
                                                  ------------   ------------

Partners' Capital

  General Partners                                    (37,426)        (37,482)
  Limited Partners, 20,000 equity units
  authorized; 15,715 units outstanding as
  of March 31, 1995 and December 31, 1994          12,014,962      12,009,430
                                                 ------------    ------------

         Total Partners' Capital                    11,977.536     11,971,948
                                                  ------------   ------------

         Total Liabilities and Partners' Capital $  13,264,859  $  12,968,990
                                                  ============   ============

                 See Accompanying Notes to Financial Statement


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                     March 31,      March 31,
                                                          1995           1994
                                                  ------------   ------------
Income
------

  Interest Income                                $     248,212  $     353,004
                                                  ------------   ------------

         Total Income                                  248,212        353,004
                                                  ------------   ------------


Expenses

  Loss on Decline in Market Value of Property            7,576              0
  License and Fees                                           0            250
  Postage and Printing                                   3,400          3,279
  Accounting                                            12,700         11,700
  Management Support                                     4,143          6,763
  Legal Fees                                               177            612
  Loan Administration                                    3,030              0
  Miscellaneous                                              0              0
                                                  ------------   ------------

         Total Expenses                                 31,026         22,604
                                                  ------------   ------------


  Net Income                                     $     217,186  $     330,400
                                                  ============   ============



Allocation of Net Income (Note 2)

  General Partners                               $       2,172  $       3,304
                                                  ============   ============

  Limited Partners                               $     215,014  $     327,096
                                                  ============   ============

  Limited Partners, per unit                     $       13.69  $       21.27
                                                  ============   ============


                 See Accompanying Notes to Financial Statements


                                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                         March 31,   March 31,
                                                              1995        1994
                                                         ---------   ---------

Cash Flows From Operating Activities
  Net Income                                            $  217,186   $  330,400
  Adjustments to Reconcile Net Income to
    Net Cash Used in Operating Activities:
     Loss on Decline in Market Value of  Property            7,576            0
     Changes in assets and liabilities:
     (Decrease) Increase in Accounts Payable               (16,177)         146
     Decrease (Increase) in Accrued Interest Receivable     (3,077)      25,046
     Increase (Decrease) in Accrued Expenses                56,441       (3,345)
     Increase in Loans Receivable                          (66,750)    (625,000)
     Increase in Accounts Receivable                           (75)        (218)
                                                         ---------    ---------
       Net Cash (Used) Provided in Operating Activities    195,124     (272,971)
                                                         ---------    ---------

Cash Flows from Investing Activities:
      Increase in Capitalized Carrying Costs               (17,978)           0
                                                         ---------    ---------
         Net Cash Used in Investing Activities             (17,978)           0
                                                         ---------    ---------
Cash Flows From Financing Activities:
  Distributions to Partners                               (211,598)    (356,148)
  Capital Contributions from Limited Partners                    0      918,000
                                                         ---------    ---------
       Net Cash (Used) Provided by Financing Activities   (211,598)     561,852
                                                         ---------    ---------

Net Increase (Decrease) in Cash                            (34,452)     288,881

Cash, Beginning of Period                                  443,587    1,590,115
                                                         ---------    ---------
Cash, End of Period                                     $  409,135   $1,878,996
                                                         =========    =========

Supplemental disclosures of cash flow information:

Non-cash and investing and financing activities during the period ended March 31, 1995 consist of an addition to the carrying cost of foreclosed land equal to the additional property tax liabilities incurred. The total addition to land and property taxes payable equals $250,017.

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

Income Taxes - The entity is treated as a  partnership  for income tax purposes
------------
and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.

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

NOTE 3 - Mortgage Loans On Real Estate

The Partnership had made twelve land loans outstanding as of March 31, 1995. One of them had paid in full, five of the loans had defaulted and the Partnership had acquired the properties securing the loans through foreclosure procedure, one had defaulted and was in the process of foreclosure and five were performing loans. Since March 30, 1995, the Partnership has initiated foreclosure on two additional loans.

NOTE 4 - Restatement and reissuance of 1994 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for $3,843,800 and $3,836,224

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                          Notes to Financial Statements
                                   (Unaudited)

NOTE 4 - Restatement and reissuance of 1994 Financial Statements, continued

as of March 31, 1995 and December 31, 1994, respectively. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the financial statements for 1994 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods, were understated by approximately $775,000. Accordingly, the financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.



Date of                                     Due      Appraised
Loan       Amount      Borrower   Interest  Date      Value             Location             Status
-----------------------------------------------------------------------------------------------------------------------------------
07/14/92  $2,400,000 PR Equities  12.5%    01/14/94  $1,753,000   304 residential lots, The Partnership owns 452 residential lots in
                                                                  San Jacinto           San  Jacinto  by  foreclosure.  The  General
                                                                                        Partners  are  negotiating  with builders to
                                                                                        achieve  a  joint   venture  arrangement  to
                                                                                        begin  home construction on a portion of the
11/30/92  $1,150,000 PR Equities  12.5%    03/04/94  $1,174,000   148 residential lots, property.  The  General  Partners  are  also
                                                                  San Jacinto           negotiating with the City of San Jacinto and
                                                                                        CFD bondholders to renegotiate the repayment
                                                                                        schedule of the bonds.
------------------------------------------------------------------------------------------------------------------------------------
08/08/92  $600,000   Frame        12.5%   08/27/94  $1,400,000    88 residential acres, Loan was repaid on April 20, 1994; part   of
                                                                  Temecula              the proceeds were reloaned in the Peppertree
                                                                                        and Rockfield loans; the balance  was  added
                                                                                        to Partnership reserves.
------------------------------------------------------------------------------------------------------------------------------------
08/27/93  $1,875,000 Sunset       12.5%    08/27/94  $4,800,000   42 commercial acres,  Partnership acquired this  42  acres commer-
                     Crossing                                     Banning               cial site off-ramp at  Sunset  Crossing  and
                                                                                        the  I-10  Fwy  by  foreclosure on 12/27/94;
                                                                                        General Partners plan to contact   Wal-mart,
                                                                                        City of Banning,and  developers in an effort
                                                                                        to  revive  the  sales  Tax  Revenue Sharing
                                                                                        Measure and  development plan  that  was  in
                                                                                        place when the loan was made.
------------------------------------------------------------------------------------------------------------------------------------
12/24/94  $1,320,000 Fox-Olson    12.5%    06/24/94  $1,600.000   10.8 commercial       Partnership acquired this property   through
                                                                  acres, Sun City       foreclosure; property is  being offered  for
                                                                                        sale at $1,550,000.
------------------------------------------------------------------------------------------------------------------------------------
01/15/93  $1,625,000 Environmen-  12.5%    10/15/94  $3,500,000   51.98 residential     Loan  has  been  extended  with buyer paying
                     tal Develop-                                 acres, San Diego      additional points and interest. Extension
                      ment                                                              expires August 1, 1995.
------------------------------------------------------------------------------------------------------------------------------------
06/17/93  $500,000   Fox-Olsen    12.5%    12/17/94  $1,028,373   45 residential lots,  Partnership acquired this  property  through
                      #2                                          Sun City              foreclosure in April, 1995 and is currently
                                                                                        marketing the property.
------------------------------------------------------------------------------------------------------------------------------------
10/12/93  $2,200,000 Singletary   12.5%    04/12/95  $8,117,250   96 industrial acres,  Borrower  has a verbal loan  commitment with
                                                                  Riverside             another Lender to refinance this loan,  and
                                                                                        pay off the Partnership.  Meanwhile  to pre-
                                                                                        serve their  interest,the  Partnership began
                                                                                        foreclosure Proceedings on May 1, 1995.
------------------------------------------------------------------------------------------------------------------------------------
10/25/93  $1,220,000 LaMonte      12.5%    04/25/95  $3,130,000   6.5 commercial        Borrower  defaulted  on  April 25, 1995; the
                                                                  acres, Simi Valley    Partnership has initiated foreclosure
                                                                                        proceedings.
------------------------------------------------------------------------------------------------------------------------------------
03/23/94  $625,000   Lansing      12.5%    09/23/95  $5,300,000  28 commercial        Performing loan.
                                                                 acres, Murrieta
------------------------------------------------------------------------------------------------------------------------------------
06/01/94  $100,000   Rockfield    12.5%    03/01/95  $610,000     29 residential lots,  Borrower defaulted  on  March 1, 1995; fore-
                                                                  Rancho Cucamonga      closure proceedings have been initiated.
------------------------------------------------------------------------------------------------------------------------------------
06/28/94  $2,000,000 Peppertree   12.5%    06/28/95  $6,000,000   162 acres mixed use,  Performing loan; final engineering  proceed-
                                                                  Fallbrook             ing.
------------------------------------------------------------------------------------------------------------------------------------



                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership


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

As of March 31, 1995, the Partnership had received and accepted subscriptions of 15,715 units, representing total subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, six of the twelve loans have defaulted and the Partnership either owns the property securing the loan or is the foreclosure process to obtain ownership. The status of the loans and the properties which the Partnership now owns as a result of the foreclosure proceedings are discussed on the chart on the following page.

See restatement and resissuance of financial statements in Note 4 to the Partnership's financial statements.

Management is presently making every effort to sell the properties which they have acquired through foreclosure. The properties acquired through the default on Loans #1 and #2 have substantial Mello-Roos property tax assessment liabilities, and it has become necessary to use some of the Partnership's cash to meet these liabilities to forestall a foreclosure of the properties. In August of 1994, the Partnership paid $210,000 to the City of San Jacinto, the San Jacinto School District, and the Eastern Municipal Water District to attempt to achieve a deferral of the Mello Roos obligation. Management is also attempting to negotiate a joint venture arrangement to begin home construction on a portion of the property.

Total interest received on mortgage loans during the first three months of 1995 was $248,212. During the first three months of 1995, distributions to investors from such funds have been made in the amount of $211,598. Distribution to investors began August 1, 1992, and have continued monthly, in annualized amounts as a percentage of investor capital per unit.

 The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using funds from mortgage interest income and bank interest income, and second from cash on hand. The Partnership also expects the repayment of one or more loans in its portfolio during the next twelve months. Because of the large Mello-Roos obligations on the properties which were acquired by foreclosure following the default of Loans #1 and #2, the General Partners believe that sufficient funds are not available to meet all cash requirements, including these taxes. Therefore, the General Partners are negotiating with the City of San Jacinto and plan to delay payment of these taxes.

The Partnership established reserves in the amount of 2% of Partnership capital. Some of the capital has been used as partial payment for Mello-Roos tax liabilities, as discussed above. The Partnership will maintain reserves for working capital and contingency reserves in an amount as the General Partners deem necessary for the operation of the Partnership. In the event the Partnership's operating income and reserves are insufficient to provide adequate liquidity, the Partnership may incur indebtedness as necessary for development or other expenses incurred in holding the properties and preparing them for sale. The Partnership is making every effort to develop and/or sell all of the properties it holds.

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

Date:  JUNE 11, 1999

                          TMP Land Mortgage Fund, Ltd.
                          A California Limited Partnership

                          By: TMP Investments, Inc., as General Partner

                          By:      /S/ WILLIAM O PASSO
                             -------------------------------------------
                                   William O. Passo, President

                          By:      /S/ ANTHONY W THOMPSON
                             -------------------------------------------
                                   Anthony W. Thompson, Exec. VP

                          By:      /S/ RICHARD HUTTON JR
                             -------------------------------------------
                                   Richard Hutton, Jr., Controller



                          By: TMP Properties, a California General
                              Partnership as General Partner

                          By:      /S/ WILLIAM O PASSO
                             -------------------------------------------
                                   William O. Passo, General Partner

                          By:      /S/ ANTHONY W THOMPSON
                             -------------------------------------------
                                   Anthony W. Thompson, General Partner

                          By:       /S/ SCOTT E MCDANIEL
                             ------------------------------------------
                                   Scott E. McDaniel, General Partner