Form 10QSB/A
period 1995-03-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

                  For the Quarterly Period ended June 30, 1994

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

Yes [ X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                                 Page

Item 1.           Financial Statements

                  Balance Sheets as of June 30, 1994
                   (unaudited) and December 31, 1993                           3

                  Statements of Operations for the Three Months and
                  Six Months ended June 30, 1994 and 1993 (unaudited)        4-5

                  Statements of Cash Flows for the Six Months ended
                  June 30, 1994 and 1993 (unaudited)                           6

                  Notes to Financial Statements (unaudited)                  7-8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-11


PART II OTHER INFORMATION

Item 1.           Legal Proceedings                                           12

Item 2.           Changes in Securities                                       12

Item 3.           Defaults Upon Senior Securities                             12

Item 4.           Submission of Matters to a Vote of Security Holders         12

Item 5.           Other Information                                           12

Item 6.           Exhibits and Reports on Form 8-K                            12

SIGNATURES        13



                 See Accompanying Notes to Financial Statements
                                        6
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                                                            June 30,
                                                                                                1994         December 31,
                                                                                         (unaudited)                 1993
                                     Assets

Cash                                                                             $           729,226  $         1,590,115
Mortgage Loans on Real Estate (Notes 1&3)                                                 12,615,000           12,890,000
Investment in Unimproved Land (net of valuation
     allowance of $2,413,179 and $0, respectively)                                           453,915                    0
Accrued Interest Receivable                                                                  109,155              134,317
                                                                                  ------------------   ------------------

         Total Assets                                                            $        13,907,296  $        14,614,432
                                                                                  ==================   ==================


                        Liabilities and Partners' Capital

Accounts Payable                                                                 $               938  $             3,565
Property Taxes Payable                                                                       453,915                4,145
                                                                                  ------------------   ------------------

         Total Liabilities                                                                   454,853                7,710
                                                                                  ------------------   ------------------

Partners' Capital

  General Partners                                                                          (22,677)                1,408
  Limited Partners, 20,000 equity units authorized;
    15,715 units outstanding as of June 30, 1994
    14,641 units outstanding as of December 31, 1993                                      13,475,120           14,605,314
                                                                                  ------------------   ------------------

         Total Partners' Capital                                                          13,452,443           14,606,722
                                                                                  ------------------   ------------------

         Total Liabilities and Partners' Capital                                 $        13,907,296  $        14,614,432
                                                                                  ==================   ==================



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)
                                                                                               Three Months Ended
                                                                                            June 30,             June 30,
                                                                                                1994                 1993
                                                                                  ------------------   ------------------
Income

  Interest Income                                                                $           347,373  $           292,720
                                                                                  ------------------   ------------------

         Total Income                                                                        347,373              292,720
                                                                                  ------------------   ------------------


Expenses

  Loss on Decline in Market Value of Property                                              2,413,179                    0
  Licenses and Fees                                                                                0                  250
  Postage and Printing                                                                           907                1,193
  Management Support                                                                           2,870                3,899
  Legal Fees                                                                                     395                3,580
  Loan Administration                                                                             35                    0
  Interest Expense                                                                                 0                  891
  Miscellaneous                                                                                    0                    0
                                                                                  ------------------   ------------------

         Total Expenses                                                                    2,417,386                9,813
                                                                                  ------------------   ------------------


  Net Income (Loss)                                                              $       (2,070,013)  $           282,907
                                                                                  ==================   ==================



Allocation of Net Income (Note 2)

  General Partners                                                               $          (20,700)  $             2,829
                                                                                  ==================   ==================

  Limited Partners                                                               $       (2,049,313)  $           280,078
                                                                                  ==================   ==================

  Limited Partners, per unit                                                     $          (130.40)  $             25.72
                                                                                  ==================   ==================



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                            June 30,             June 30,
                                                                                                1994                 1993
                                                                                  ------------------   ------------------
Income

  Interest Income                                                                $           700,377  $           568,199
                                                                                  ------------------   ------------------

         Total Income                                                                        700,377              568,199
                                                                                  ------------------   ------------------


Expenses

  Loss on Decline in Market Value of Property                                              2,413,179                    0
  Licenses and Fees                                                                              250                  500
  Postage and Printing                                                                         4,186                2,429
  Accounting                                                                                  11,700               14,113
  Management Support                                                                           9,633               11,041
  Legal Fees                                                                                   1,007                4,084
  Loan Administration                                                                             35                  263
  Interest Expense                                                                                 0                  891
  Miscellaneous                                                                                    0                1,330
                                                                                  ------------------   ------------------

         Total Expenses                                                                    2,439,990               34,651
                                                                                  ------------------   ------------------


  Net Income (Loss)                                                              $       (1,739,613)  $           533,548
                                                                                  ==================   ==================



Allocation of Net Income (Note 2)

  General Partners                                                               $          (17,396)  $             5,335
                                                                                  ==================   ==================

  Limited Partners                                                               $       (1,722,217)  $           528,213
                                                                                  ==================   ==================

  Limited Partners, per unit                                                     $          (109.59)  $             48.51
                                                                                  ==================   ==================



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                            June 30,             June 30,
                                                                                                1994                 1993
                                                                                  ------------------   ------------------

Cash Flows From Operating Activities
  Net Income (Loss)                                                              $       (1,739,613)  $           533,548
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Used in Operating Activities:
     Loss in decline in market value of property                                           2,413,179                    0
     Changes in assets and liabilities:
     Decrease (Increase) in Accrued Interest Receivable                                       25,162             (28,068)
     Decrease in Accounts Payable                                                            (2,627)              (1,328)
     Decrease in Accrued Expenses                                                            (4,145)                 0
     Increase in Loans Receivable                                                        (2,125,000)          (2,125,000)
                                                                                  ------------------   ------------------
         Net Cash Used in Operating Activities                                           (1,433,044)          (1,620,848)
                                                                                  ------------------   ------------------

Cash Flows From Investing Activities:
      Increase in Capitalized Carrying Costs                                                (13,179)                    0
                                                                                  ------------------   ------------------
         Net Cash Used In Investing Activities                                              (13,179)                    0
                                                                                  ------------------   ------------------

Cash Flows From Financing Activities:
  Distributions to Partners                                                                (668,666)            (497,019)
  Capital Contributions from Limited Partners                                              1,254,000            2,555,000
                                                                                  ------------------   ------------------
         Net Cash Provided By Financing Activities                                           585,334            2,057,981
                                                                                  ------------------   ------------------

Net Increase (Decrease) in Cash                                                            (860,889)              437,133

Cash, Beginning of Period                                                                  1,590,115              986,450
                                                                                  ------------------   ------------------

Cash, End of Period                                                              $           729,226  $         1,423,583
                                                                                  ==================   ==================



Supplemental Schedule of Non-Cash Investing and Financing Activities:
Non-cash investing and financing activities during the six months ended June 30, 1994 consist of acquiring property through foreclosure proceedings on a mortgage loan receivable. The outstanding loan balance of $2,400,000 on the date of foreclosure was recorded as Property Held for Sale. In addition, the Partnership capitalized property taxes payable for this property of $453,915 as well as carrying costs of $13,179. Concurrent with the foreclosure, a valuation allowance of $2,413,179 was recorded against this property to reduce the net carrying value of the property to its market value.

                                                                  13
                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Accounting Method- TMP Land Mortgage Fund, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

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

NOTE 3 - Mortgage Loans On Real Estate

The Partnership had ten land loans outstanding as of June 30, 1994 and nine land loans outstanding as of December 31, 1993. The loans are secured by first trust deeds and bear interest at the rate of 12.5 percent per annum. The loans have terms ranging from 18 months to 24 months and have maturities up to September 1995.

NOTE 4 - Investment in Unimproved Land

The Partnership owns 304 tentative map lots in the city of San Jacinto, California. Upon final approval from the city, the lots would be suitable for the construction of single family homes. Infrastructure improvements for the lots have been completed. The real property was collateral for Mortgage loan #1, which was foreclosed upon by the Partnership during the three months ended June 30, 1994 and had an outstanding balance of $2,400,000. Foreclosure costs have been capitalized. The total cost has been reduced by a valuation reserve of 2,413,179 in order to record property at it's fair value at June 30, 1994.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership


                          Notes to Financial Statements
                                   (Unaudited)

NOTE 5 - Restatement and reissuance of 1994 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for $2,413,179 and $3,836,224 as of June 30 and December 31, 1994, respectively. The valuation allowance should have been adjusted such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the financial statements for 1994 have been restated to record the valuation allowance and to adjust these properties to their fair value for that year.

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994 and subsequent periods through 1994, were understated by approximately $775,000. Accordingly, the financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in 1994.

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results of Operation

TMP Land Mortgage Fund, Ltd., is a California Limited Partnership formed in April 1992, of which TMP Investments, Inc., a California corporations, and TMP Properties, a California general partnership, are the General Partners. The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California and in some instances, in other areas of Southern California, and to provide cash distributions on a current basis to the Limited Partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of investment company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940.

See restatement and resissuance of financial statements in Note 5 to the Partnership's financial statements.

During the six months ended June 30, 1994, the Partnership made three loans totaling $2,725,000. There were two loans totaling $2,125,000 made during the six months ended June 30, 1993.

The first loan made during the six months ended June 30, 1994 funded in March 1994 in the amount of $625,000. The loan bears interest at 12.5 percent per annum and matures in September, 1995. An interest reserve account in the amount of $117,187 was set up with part of the loan proceeds to pay loan interest for the term of the loan. In addition, a property tax impound account in the amount of $44,000 was set up to pay for certain property taxes. The loan is secured by a first trust deed on approximately 28 acres of commercially zoned land in Murrieta, California

A loan origination fee of $56,250 was paid by the borrower to an affiliate of the General Partners for services rendered in originating the loan. In addition, a $2,500 loan documentation fee was paid to an affiliate and a $14,062 mortgage servicing fee was paid to one of the General Partners.

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

 During the six months ended June 30, 1994, one Borrower repaid the total amount of the loan proceeds, which was $600,000; and a portion of the money was used as reserves and a portion used as proceeds for the above enumerated loans.

 Also during the period, the Partnership repossessed the property securing Loan #1 made by the Partnership in July of 1992. The loan was in the amount of $2,400,000. Also during the same period, the second loan made to the Borrower in Loan #1 went into default, and the Partnership initiated foreclosure proceedings on the property, with title reverting to the Partnership in July of 1994. The General Partners intend to make every effort to sell the properties securing these loans once title is secured. Efforts are also underway to find joint venture partner to develop these properties. However, it may be necessary to use some of the Partnership's cash to meet Mello-Roos property tax assessment liabilities to forestall a foreclosure of the properties.

 In August of 1994, the Partnership paid $210,000 to the City of San Jacinto and property taxes are now paid current on the property. An outside consultant has been engaged who is attempting to secure concessions from the City of San
 Jacinto,  the San Jacinto  School  District,  and the Eastern  Municipal  Water
 District to attempt to achieve a deferral of the Mello Roos obligation (totaling approximately $450,000) until homes are actually built and sold on this property. Management is also negotiating with builders to achieve a joint venture arrangement which will start the construction of homes or a portion of the property.

Total interest received on mortgage loans during the six months and three months ended June 30,1994 was $700,377 and $347,373, respectively. Total interest received during the six months and three: months ended September 30, 1993 was $568,199 and $292,720, respectively.

 Partners' capital contributions for the six months and three months ended June 30, 1994 totaled $1,254,000 and $336,000, respectively. Partners' capital contributions for the three months and three months ended June 30, 1993 totaled $2,555,000 and $1,750,000, respectively. Funds from partners' capital contributions are used to fund the mortgage loans. Any excess funds .are invested in liquid investments held by the Partnership. As of June 30, 1994, a total of $15,715,000, representing 15,715 units, had been contributed by partners.

 Distributions to partners during the six months and three months ended June 30, 1994 totaled $668,666 and $312,518, respectively. Distributions are made exclusively with funds earned by the Partnership as interest income on mortgage loans outstanding.

 The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using funds from mortgage interest income and bank interest income, and second from cash on hand. The General Partners believe that sufficient funds are available to meet anticipated cash requirements.

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

Based on the General Partners' experience, gross income from mortgage loans is expected to be more than sufficient to pay all operating expenses of the Partnership and, therefore, the Partnership expects to generate income during each year of its term. The Partnership is not expected to require substantial working capital reserves except for tax expenses and Mello Roos obligations which have arisen as the result of the foreclosure on Loans #1 and #2. The Partnership has established Reserves in the amount of 2% of Gross Proceeds. The Partnership will maintain Reserves for working capital and contingencies in such amounts as the General Partners from time to time deem necessary for the proper operation of the business of the partnership. It is anticipated that working capital and contingency reserves will remain at least at an amount equal to approximately 2% of the Partnership's capital. In the event the Partnership's operating income and Reserves are insufficient to provide adequate liquidity, the Partnership may incur indebtedness as discussed above, or attempt to sell one or more of its mortgage loans.

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

Date:

                                            TMP Land Mortgage Fund, Ltd.
                                            A California Limited Partnership

                  By: TMP Investments, Inc., as General Partner

                                            By:
                           William O. Passo, President

                                            By:
                                                   Anthony W. Thompson, Exec. VP

                                            By:
                         Richard Hutton, Jr., Controller



                                        By: TMP Properties, a California General
                                            Partnership as General Partner

                                            By:
                        William O. Passo, General Partner

                                            By:
                                          Anthony W. Thompson, General Partner

                                            By:
                       Scott E. McDaniel, General Partner