Form 10QSB/A
period 1995-06-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

                  For the Quarterly Period ended June 30, 1995

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

Yes [ X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                                Page

Item 1.      Financial Statements

             Balance Sheets as of June 30, 1995
              (unaudited) and December 31, 1994                              3

             Statements of Operations for the Three Months and
             Six Months ended June 30, 1995 and 1994 (unaudited)            4-5

             Statements of Cash Flows for the Six Months ended
             June 30, 1995 and 1994 (unaudited)                             6-7

             Notes to Financial Statements (unaudited)                      8-9

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-11


PART IIOTHER INFORMATION

Item 1.      Legal Proceedings                                              12

Item 2.      Changes in Securities                                          12

Item 3.      Defaults Upon Senior Securities                                12

Item 4.      Submission of Matters to a Vote of Security Holders            12

Item 5.      Other Information                                              12

Item 6.      Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                  13





                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                     June 30,
                                                         1995     December 31,
                                                  (unaudited)            1994
                                                  -----------     -----------
                                     Assets
                                     ------

Cash                                            $     453,243  $      443,587
Mortgage Loans on Real Estate (Note 3)              7,870,125       8,270,000
Investment in Unimproved Land
   (net of valuation allowance of
   $3,866,231 and  $3,836,224, respectively)        5,195,475       4,163,501
Accounts Receivable                                     2,756               0
Accrued Interest Receivable                           103,566          91,902
                                                      -------          ------
         Total Assets                           $  13,625,165  $   12,968,990
                                                =============  ==============

         Liabilities and Partners' Capital
         ---------------------------------

Accounts Payable                                $      42,162  $       16,177
Property Taxes payable                              1,483,151         979,196
Accrued Expenses                                        2,540             800
Due to Affiliates                                      88,916             869
                                                       ------             ---
         Total Liabilities                          1,616,769         997,042
                                                    ---------         -------

Partners' Capital

  General Partners                                   (37,117)        (37,482)
  Limited Partners, 20,000 equity units
    authorized; 15,715 units outstanding a
    of June 30, 1995 and December 31, 1994         12,045,513      12,009,430
            --- ----              --- ----         ----------      ----------

       Total Partners' Capital                     12,008,396      11,971,948
                                                   ----------      ----------

       Total Liabilities and Partners' Capital  $  13,625,165  $   12,968,990
                                                =============  ==============



                 See Accompanying Notes to Financial Statements
                                       3



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                  June30,             June 30,
                                                     1995                 1994
Income
------
  Interest Income                               $ 159,890         $    347,373
                                                ---------            ---------

         Total Income                             159,890              347,373
                                                ---------            ---------

Expenses

  Loss on Decline in Market Value of  Property     22,431            2,413,179
  License and Fees                                    250                    0
  Postage and Printing                              1,373                  907
  Accounting                                          200                    0
  Management Support                                1,558                2,870
  Legal Fees                                            0                  395
  Loan Administration                                   0                   35
  Miscellaneous                                         0                    0
                                                ---------            ---------
         Total Expenses                            25,812            2,417,386
                                                ---------            ---------

  Net Income (Loss)                             $ 134,078         $ (2,070,013)
                                                =========         ============



Allocation of Net Income  (Loss)

  General Partners                              $   1,341         $   (20,700)
                                                =========         ===========

  Limited Partners                              $ 132,737         $ (2,049,313)
                                                =========         ============

  Limited Partners, per unit                    $    8.45         $    (130.40)
                                                =========         ============


                 See Accompanying Notes to Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                            Six Months Ended
                                                         June30,        June 30,
                                                            1995            1994
                                                            ----            ----
Income
------

  Interest Income                               $        408,102  $     700,377
                                                 ---------------   ------------

         Total Income                                    408,102        700,377
                                                 ---------------   ------------

Expenses
--------

  Loss on Decline in Market Value of Property             30,007      2,413,179
  License and Fees                                           250            250
  Postage and Printing                                     4,773          4,186
  Accounting                                              12,900         11,700
  Management Support                                       5,701          9,633
  Legal Fees                                                 177          1,007
  Loan Administration                                        531             35
  Miscellaneous                                                0              0
                                                 ---------------   ------------

         Total Expenses                                   54,339      2,439,990
                                                 ---------------   ------------

  Net Income (Loss)                             $        353,763  $  (1,739,613)
                                                 ===============   ============


Allocation of Net Income (Loss)

  General Partners                              $          3,538  $     (17,396)
                                                 ===============   ============

  Limited Partners                              $        350,225  $  (1,722,217)
                                                 ===============   ============

  Limited Partners, per unit                    $          22.29  $     (109.59)
                                                 ===============   ============

                 See Accompanying Notes to Financial Statements
                                        5



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)
                                                         Six Months Ended
                                                       June 30,         June 30,
                                                           1995             1994

Cash Flows From Operating Activities
  Net Income (Loss)                                $   353,763    $  (1,739,613)
  Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used in) Operating
   Activities:
    Loss on Decline in Market Value of Property         30,007        2,413,179
    Changes in assets and liabilities:
     Increase (Decrease) in Accounts Payable            25,985           (2,627)
     Decrease (Increase) in Accrued Interest
         Receivable                                    (11,664)          25,162
     Increase (Decrease) in Accrued Expenses             1,740           (4,145)
     Decrease (Increase) in Loans Receivable          (100,125)      (2,125,000)
     Increase in Due to Affiliates                      88,047                0
     (Increase) in Accounts Receivable                  (2,756)               0
                                                    ----------     ------------
        Net Cash Provided by (Used) in
            Operating Activities                       384,997       (1,433,044)
                                                    ----------     ------------

Cash Flows From Investing Activities:
      Increase in Capitalized Carrying Costs          (58,026)          (13,179)
                                                    ---------      ------------
         Net Cash Used in Investing Activities        (58,026)          (13,179)

Cash Flows From Financing Activities:
  Distributions to Partners                          (317,315)         (668,666)
  Capital Contributions from Limited Partners               0         1,254,000
                                                    ----------     ------------
      Net Cash Provided by (Used in) Financing
       Activities                                     (317,315)          585,334
                                                    ----------     ------------

Net Increase (Decrease) in Cash                          9,656         (860,889)

Cash, Beginning of Period                              443,587        1,590,115
                                                    ----------     ------------

Cash, End of Period                                $   453,243    $     729,226
                                                    ----------     ------------





                 See Accompanying Notes to Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                       Statements of Cash Flows, continued
                                   (Unaudited)


Supplemental disclosures of cash flow information:
--------------------------------------------------

Non-cash and investing and financing activities consist of the following:

During the six months ended June 30, 1995 the Partnership recorded an increase in the carrying cost of foreclosed land equal to additional property tax liabilities incurred of $503,955.

During the six months ended June 30, 1995 the Partnership foreclosed on a mortgage loan receivable and recorded the acquisition of the property at its fair value which approximated the unpaid balance of the mortgage loan at the date of foreclosure of $500,000. A valuation allowance of $30,007 was recorded to adjust property value to fair market value.







                 See Accompanying Notes to Financial Statements
                                       7

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

Income Taxes - The entity is treated as a  partnership  for income tax  purposes
-----------
and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.

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

NOTE 3 - Mortgage Loans On Real Estate

The Partnership had made twelve land loans as of June 30, 1995. One of them had paid in full, nine of the loans had defaulted, and two were performing. Of the nine defaults which had occurred, the Partnership had acquired the property securing the loans on five of the defaults, and was in various stages of the foreclosure process on four of the loans.

NOTE 4 - Restatement and reissuance of 1994 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for $$3,866,231 and $3,836,224 as of June 30, 1995 and December 31, 1994, respectively. The valuation allowance

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                          Notes to Financial Statements
                                   (Unaudited)

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



Date of                                     Due      Appraised
Loan       Amount      Borrower   Interest  Date      Value             Location             Status
-----------------------------------------------------------------------------------------------------------------------------------
07/14/92  $2,400,000 PR Equities  12.5%    01/14/94  $1,753,000   304 residential lots, The Partnership owns 452 residential lots in
                                                                  San Jacinto           San  Jacinto  by  foreclosure.  The  General
                                                                                        Partners  are  negotiating  with builders to
                                                                                        achieve  a  joint   venture  arrangement  to
                                                                                        begin  home construction on a portion of the
11/30/92  $1,150,000 PR Equities  12.5%    03/04/94  $1,174,000   148 residential lots, property.  The  General  Partners  are  also
                                                                  San Jacinto           negotiating with the City of San Jacinto and
                                                                                        CFD bondholders to renegotiate the repayment
                                                                                        schedule of the bonds.
------------------------------------------------------------------------------------------------------------------------------------
08/08/92  $600,000   Frame        12.5%   08/27/94  $1,400,000    88 residential acres, Loan was repaid on April 20, 1994; part   of
                                                                  Temecula              the proceeds were reloaned in the Peppertree
                                                                                        and Rockfield loans; the balance  was  added
                                                                                        to Partnership reserves.
------------------------------------------------------------------------------------------------------------------------------------
08/27/93  $1,875,000 Sunset       12.5%    08/27/94  $2,800,000   42 commercial acres,  Partnership acquired this  42  acres commer-
                     Crossing                                     Banning               cial site off-ramp at  Sunset  Crossing  and
                                                                                        the  I-10  Fwy  by  foreclosure on 12/27/94;
                                                                                        General Partners plan to contact   Wal-mart,
                                                                                        City of Banning,and  developers in an effort
                                                                                        to  revive  the  sales  Tax  Revenue Sharing
                                                                                        Measure and  development plan  that  was  in
                                                                                        place when the loan was made.
------------------------------------------------------------------------------------------------------------------------------------
12/24/94  $1,320,000 Fox-Olson    12.5%    06/24/94  $2,650.000   10.8 commercial       Partnership acquired this property   through
                                                                  acres, Sun City       foreclosure; property is  being offered  for
                                                                                        sale at $1,550,000.
------------------------------------------------------------------------------------------------------------------------------------
01/15/93  $1,625,000 Environmen-  12.5%    10/15/94  $3,500,000   51.98 residential     Loan  has  been  extended  with buyer paying
                     tal Develop-                                 acres, San Diego      additional points and interest. Extension
                      ment                                                              expires August 1, 1995.
------------------------------------------------------------------------------------------------------------------------------------
06/17/93  $500,000   Fox-Olsen    12.5%    12/17/94  $1,028,373   45 residential lots,  Partnership acquired this  property  through
                      #2                                          Sun City              foreclosure in April, 1995 and is currently
                                                                                        marketing the property.
------------------------------------------------------------------------------------------------------------------------------------
10/12/93  $2,200,000 Singletary   12.5%    04/12/95  $8,117,250   96 industrial acres,  Borrower  has a verbal loan  commitment with
                                                                  Riverside             another Lender to refinance this loan,  and
                                                                                        pay off the Partnership.  Meanwhile  to pre-
                                                                                        serve their  interest,the  Partnership began
                                                                                        foreclosure Proceedings on May 1, 1995.
------------------------------------------------------------------------------------------------------------------------------------
10/25/93  $1,220,000 LaMonte      12.5%    04/25/95  $3,130,000   6.5 commercial        Borrower  defaulted  on  April 25, 1995; the
                                                                  acres, Simi Valley    Partnership has initiated foreclosure
                                                                                        proceedings.
------------------------------------------------------------------------------------------------------------------------------------
03/23/94  $625,000   Lansing      12.5%    09/23/95  $5,300,000  28 commercial        Performing loan.
                                                                 acres, Murrieta
------------------------------------------------------------------------------------------------------------------------------------
06/01/94  $100,000   Rockfield    12.5%    03/01/95  $610,000     29 residential lots,  Borrower defaulted  on  March 1, 1995; fore-
                                                                  Rancho Cucamonga      closure proceedings have been initiated.
------------------------------------------------------------------------------------------------------------------------------------
06/28/94  $2,000,000 Peppertree   12.5%    06/28/95  $6,000,000   162 acres mixed use,  Performing loan; final engineering  proceed-
                                                                  Fallbrook             ing.
------------------------------------------------------------------------------------------------------------------------------------



                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

TMP Land Mortgage Fund, Ltd., is a California Limited Partnership formed in November 1991, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners. The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California and in some instances, in other areas of Southern California, and to provide cash distributions on a current basis to the Limited Partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of investment company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940.

As of June 30, 1995, the Partnership had received and accepted subscriptions of 15,715 units, representing total subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, nine of the twelve loans have defaulted and the Partnership either owns the property securing the loan or is the foreclosure process to obtain ownership. Management is presently making every effort to sell the properties which they have acquired through foreclosure. The properties acquired through the default on Loans #1 and #2 have substantial Mello-Roos property tax assessment liabilities, and it has become necessary to use some of the Partnership's cash to meet these liabilities to forestall a foreclosure of the properties. In August of 1994, the Partnership paid $210,000 to the City of San Jacinto, the San Jacinto School District, and the Eastern Municipal Water District to attempt to achieve a deferral of the Mello-Roos obligation. The Partnership is also in the process of arranging a joint venture arrangement to begin home construction on a portion of the property.

 See restatement and resissuance of financial statements in Note 4 to the Partnership's financial statements.

Total interest received on mortgage loans during the first six months of 1995 was $408,102. Distributions to investors were made from such funds in the amount of $317,315. Distributions to investors began August 1, 1992, and have continued monthly through May 1, 1995. On June 1, 1995, the General Partners suspended distributions due to default and subsequent foreclosure on several of the mortgage loans.

The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using funds from mortgage interest income and bank interest income, and second from cash on hand. The Partnership is also negotiating the repayment of at least two of the loans in the portfolio within the next six months. Because of the large Mello-Roos obligations on the properties which were acquired by foreclosure following the default of Loans #1 and #2, the General Partners believe that sufficient funds are not available to continue distributions to investors and to meet all cash requirements, including these taxes. The General Partners are negotiating with the City of San Jacinto
                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

 and plan to delay payment of these taxes. In the meantime, distributions to investors have been suspended and the Partnership has defaulted on the payment of the Mello-Roos obligations and the property taxes on these properties.

The Partnership established reserves of approximately 2% of Partnership capital. Some of the capital has been used as partial payment for Mello-Roos tax liabilities, as discussed above. The Partnership will maintain reserves for working capital and contingency reserves in an amount as the General Partners deem necessary for the operation of the Partnership. In addition, the Partnership may incur indebtedness as necessary for development or other expenses incurred in holding the properties and preparing them for sale. The Partnership is making every effort to develop and/or sell all of the properties it holds.

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