Form 10QSB/A
period 1995-09-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

                For the Quarterly Period ended September 30, 1995

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

Yes [ X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                               Page

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1995
             (unaudited) and December 31, 1994                             3

            Statements of Operations for the Three Months and
            Nine Months ended September 30, 1995 and 1994 (unaudited)    4-5

            Statements of Cash Flows for the Nine Months ended
            September 30, 1995 and 1994 (unaudited)                        6

            Notes to Financial Statements (unaudited)                    7-8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-10


PART IIOTHER INFORMATION

Item 1.    Legal Proceedings                                             11

Item 2.    Changes in Securities                                         11

Item 3.    Defaults Upon Senior Securities                               11

Item 4.    Submission of Matters to a Vote of Security Holders           11

Item 5.    Other Information                                             11

Item 6.    Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                               12




                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 September 30,
                                                          1995      December 31,
                                                   (unaudited)              1994
                                                 -------------      ------------
                                     Assets
                                     ------
Cash                                            $    1,145,646  $       443,587
Mortgage Loans on Real Estate                        5,520,000        8,270,000
Investment in Unimproved Land
      (net of valuation allowance of
      $3,866,231 and $3,836,224, respectively)       7,139,276        4,163,501
Accounts Receivable                                     26,667                0
Accrued Interest Receivable                                  0           91,902
                                                 -------------   --------------

         Total Assets                           $   13,831,589  $    12,968,990
                                                 -------------   --------------

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                $        1,616  $       16,177
Property Taxes Payable                               1,751,763         979,196
Accrued Expenses                                        43,135             800
Due to Affiliates                                        2,676             869
                                                 -------------   --------------

         Total Liabilities                           1,799,190         997,042
                                                 -------------   --------------
Partners' Capital

  General Partners                                     (36,877)         (37,482)
  Limited Partners, 20,000 equity units
   authorized; 15,715 units outstanding as
   of June 30, 1995 and December 31, 1994           12,069,276      12,009,430
                                                 -------------   --------------

    Total Partners' Capital                         12,032,399      11,971,948
                                                 -------------   --------------

    Total Liabilities and Partners' Capital     $   13,831,589  $   12,968,990
                                                ==============  ==============



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                   September 30,   September 30,
                                                            1995           1994
                                                   -------------   -------------
Income
------

  Interest Income                                $        34,828        293,978
  Other Income                                               900          4,147
                                                   -------------   ------------

         Total Income                                     35,728        298,125
                                                   -------------   ------------

Expenses
--------

  Loss on decline in market value of property                  0      1,396,646
  General and Administrative                              11,899          3,920
   Interest Expense                                            0              0
                                                   -------------   ------------

         Total Expenses                                   11,899      1,400,566
                                                   -------------   ------------

  Net Income (Loss)                              $        23,829  $  (1,102,441)
                                                 ===============  =============



Allocation of Net Income (Loss)

  General Partners                               $           238  $     (11,024)
                                                 ===============  =============

  Limited Partners                               $        23,591  $  (1,091,417)
                                                 ===============  =============

  Limited Partners, per unit                     $          1.51  $      (69.45)
                                                 ===============  =============



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                          Nine Months Ended
                                                  September 30,   September 30,
                                                           1995            1994
                                                  -------------   -------------
Income
------

  Interest Income                               $          441,130 $    994,273
  Other Income                                               2,700        4,228
                                                 -----------------  -----------

         Total Income                                      443,830      998,501
                                                 -----------------  -----------

Expenses
--------

  Loss on Decline in Market Value of Property               30,007    3,809,825
  General and Administrative                                36,231       30,730
  Interest Expense                                               0            0
                                                 -----------------  -----------

         Total Expenses                                     66,238    3,840,555
                                                 -----------------  -----------


  Net Income (Loss)                             $          377,592 $ (2,842,054)
                                                ================== ============



Allocation of Net Income (Loss)

  General Partners                              $            3,776  $   (28,420)
                                                ==================  ===========

  Limited Partners                              $          373,816  $(2,813,634)
                                                ==================  ===========

  Limited Partners, per unit                    $            23.79  $   (179.04)
                                                ==================  ===========



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)
                                                                Nine Months Ended
                                                      September 30 September 30,
                                                               1995         1994
Cash Flows From Operating Activities
  Net Income (Loss)                                   $    377,592  $(2,842,054)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by (Used in) Operating
    Activities:
     Loss on Decline in Market Value of Property            30,007    3,809,825
     Changes in assets and liabilities:
     (Increase)/Decrease in Mortgage Loans
      on Real Estate                                       625,000   (2,125,000)
     Decrease in Receivables                                65,235       48,171
     Increase/(Decrease) in Accounts Payable and
      Accrued Liabilities                                   29,581       (6,272)
                                                         ---------   ----------
        Net Cash Provided by (Used in) in
         Operating Activities                            3,252,415   (1,115,330)
                                                         ---------   ----------

Cash Flows From Investing Activities:
      Increase in Capitalized Carrying Costs              (108,215)    (259,825)
                                                         ---------   ----------
         Net Cash Used in Investing Activities          (2,233,215)    (259,825)

Cash Flows From Financing Activities:
  Partners' Capital Contributions                                0    1,254,000
  Partners' Distributions                                 (317,141)    (986,109)
                                                         ---------   ----------
    Net Cash Provided by (Used in) by Financing
      Activities                                          (317,141)     267,891
                                                         ---------   ----------
Net Increase (Decrease) in Cash                            702,059   (1,107,264)

Cash, Beginning of Period                                  443,587    1,590,115
                                                         ---------   ----------
Cash, End of Period                                   $  1,145,646  $   482,851
                                                      ============  ===========

Supplemental disclosures of cash flow information:
Non-cash and investing and financing activities consist of the following:
During the nine months ended September 30, 1995 the Partnership recorded an increase in the carrying cost of foreclosed land equal to additional property tax liabilities incurred of $772,567.

During the nine months ended September 30, 1995 the Partnership foreclosed two mortgage loans receivable and recorded the acquisition of the property at its fair value which approximated the unpaid balances of the mortgage loans at the dates of foreclosure of $2,125,000.

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

NOTE 3 - Mortgage Loans On Real Estate

The Partnership had made twelve land loans outstanding as of September 30, 1995. Two of them had paid in full, nine of the loans had defaulted, and one was performing. Of the nine defaults which had occurred, the Partnership had acquired the property securing the loans on six of the defaults, and was in various stages of the foreclosure process on three of the loans.

NOTE 4 - Restatement and reissuance of 1994 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for $3,866,231 and $3,836,224 as of September 30, 1995 and December 31, 1994, respectively. The valuation allowance should have been

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                          Notes to Financial Statements
                                   (Unaudited)


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

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

TMP Land Mortgage Fund, Ltd., is a California Limited Partnership formed in November 1991, of which TMP Investments, Inc., a California corporations, and TMP Properties, a California general partnership, are the General Partners. The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California and in some instances, in other areas of Southern California, and to provide cash distributions on a current basis to the Limited Partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of investment company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940.

As of September 30, 1995, the Partnership had received and accepted subscriptions of 15,715 units, representing total subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, nine of the twelve loans have defaulted and the Partnership either owns the property securing the loan or is the foreclosure process to obtain ownership

Management is presently making every effort to sell the properties that they have acquired through foreclosure. The properties acquired through the default on Loans #1 and #2 have substantial Mello-Roos property tax assessment liabilities, and it has become necessary to use some of the Partnership's cash to meet these liabilities. The special tax assessment to pay the bonds, together with the annual property tax liability, creates a holding cost that makes the property unsaleable in the current market. In order to recoup the Partnership's loan investment, TMP is pursuing two avenues. First, it has introduced a new bond underwriter to the City who has agreed to work with the original bond offering that would be based upon a write-down of principal and interest on existing bonds. If successful, the overall bond indebtedness and the annual debt service would be reduced. The lots would then become buildable in today's market, which in turn might make them salable to a developer. Second, TMP together with Coast Construction Company, has formed a Limited Liability Company to build homes on 92 of the 462 lots with the profits from the sale of the homes going to the Partnership.

See restatement and resissuance of financial statements in Note 4 to the Partnership's financial statements.

Total interest received on mortgage loans during the first nine months of 1995 was $441,130. Distributions to investors were made from such funds in the amount of $317,141. Distributions to investors began August 1, 1992 and continued monthly through May 1, 1995. On June 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans.

A California Limited Partnership The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

funds from mortgage interest income andbank interest income, and second from cash on hand. The Partnership is also negotiating the full or partial repayment of at least two of the loans in the portfolio within the next six months. Because of the large mello-roos obligations on the properties which were acquired by foreclosure following the default of loans #1 and #2, the General Partners believe that sufficient funds are not available to continue distributions to investors and to meet all cash requirements, including these taxes. The General Partners are negotiating with the City of San Jacinto and plan to delay the payment of these taxes. In the meantime, distributions to investors have been suspended and the Partnership had defaulted on the payment of the mello-roos obligations and the property taxes on these properties.

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