Form 10QSB/A
period 1996-03-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

                  For the Quarterly Period ended March 31, 1996

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

Yes [X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                                 Page

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of March 31, 1996 (unaudited)
        and December 31, 1995                                                 3

        Consolidated Statements of Operations for the Three Months ended
        March 31, 1996 and 1995 (unaudited)                                   4

        Consolidated Statements of Cash Flows for the Three Months ended
        March 31, 1996 and 1995 (unaudited)                                   5

        Notes to Consolidated Financial Statements (unaudited)              6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 8-9


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    10

Item 2. Changes in Securities                                                10

Item 3. Defaults Upon Senior Securities                                      10

Item 4. Submission of Matters to a Vote of Security Holders                  10

Item 5. Other Information                                                    10

Item 6. Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                   11



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                   March 31,
                                                        1996        December 31,
                                                 (unaudited)                1995
                                                 -----------        ------------
                                     Assets
                                     ------

Cash                                          $       117,698  $      162,491
Mortgage Loans on Real Estate                       3,220,000       3,320,000
Investment in Unimproved Land (net of
 valuation allowance of $3,929,793 and
 $3,882,530, respectively)                          7,986,432       7,481,697
Accounts Receivable                                   118,057         157,966
Investment in Joint Venture                           996,771       1,155,867
                                                   ----------       ----------
         Total Assets                         $    12,438,958  $   12,278,021
                                              ===============  ==============


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                              $        24,655  $       33,422
Property Taxes Payable                              2,298,199       2,026,071
Accrued Expenses                                       36,437             800
Due to Affiliates                                       8,389         166,875
                                                   ----------       ----------
         Total Liabilities                          2,367,680       2,227,168
                                                   ----------       ----------
Minority Interest                                      54,988          35,136

Partners' Capital

  General Partners                                   (57,040)         (57,046)
  Limited Partners, 20,000 equity units
  authorized; 15,715 units outstanding as
  of June 30, 1995 and December 31, 1994          10,073,330       10,072,763
                                                  ----------       ----------
    Total Partners' Capital                       10,016,290       10,015,717
                                                  ----------       ----------

    Total Liabilities and Partners' Capital   $   12,438,958  $    12,278,021
                                              ==============  ===============

           See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                   March 31,       March 31,
                                                        1996            1995
                                                  ----------       ---------
Income

  Interest Income                             $       71,923  $      248,212
  Loss on Investments                               (22,885)               0
  Other Income                                           900               0
                                                  ----------      ----------
         Total Income                                 49,938         248,212
                                                  ----------      ----------

Expenses

  Loss on Decline in Market Value of Property         47,263           7,576
  License and Fees                                         0               0
  Postage and Printing                                     0           3,400
  Accounting                                               0          12,700
  Management Support                                       0           4,143
  Interest Expense                                     1,082               0
  Legal Fees                                           1,020             177
  Loan Administration                                      0           3,030
  Miscellaneous                                            0               0
                                                  ----------      ----------
         Total Expenses                               49,365          31,026
                                                  ----------      ----------

  Net Income                                  $          573  $      217,186
                                              ==============  ==============


Allocation of Net Income

  General Partners                            $            6  $        2,172
                                              ==============  ==============

  Limited Partners                            $          567  $      215,014
                                              ==============  ==============

  Limited Partners, per unit                  $         0.04  $        13.69
                                              ==============  ==============

          See Accompanying Notes to Consolidated Financial Statements
                                        4



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                      Three Months Ended
                                                    March 31,         March 31,
                                                         1996              1995

Cash Flows From Operating Activities
 Net Income                                    $          573    $     217,186
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Loss on Decline in Market Value of
     Property                                        47,263              7,576
    Loss on Investments                              22,885                  0
    Changes in assets and liabilities:
    Decrease in Accounts Payable                    (8,767)            (16,177)
    Increase in Accrued Interest Receivable               0             (3,077)
    Increase (Decrease) in Accrued Expenses       (122,849)             56,441
    Decrease (Increase) in Loans Receivable         100,000            (66,750)
    Decrease (Increase) in Accounts Receivable       39,909                (75)
    Decrease (Increase) in Investment in
     Joint Venture                                  136,211                  0
                                                 ----------         ----------
       Net Cash Provided by Operating
        Activities                                  215,225            195,124
                                                 ----------         ----------
Cash Flows From Investing Activities:
      Increase in Development Costs                (106,165)                 0
      Increase in Minority Interest                  19,852                  0
      Increase in Capitalized Carrying Costs       (173,705)           (17,978)
                                                 ----------         ----------
         Net Cash Used in Investing Activities     (260,018)           (17,978)
                                                 ----------         ----------

Cash Flows From Financing Activities:
Partners' Distributions                                   0           (211,598)
                                                 ----------         ----------
     Net Cash Used in Financing Activities                0           (211,598)
                                                 ----------         ----------

Net Decrease in Cash                                (44,793)           (34,452)

Cash, Beginning of Period                           162,491            443,587
                                                 ----------         ----------
Cash, End of Period                            $    117,698   $        409,135
                                               ============   ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the three months ended March 31, 1996 consist of the Partnership capitalizing property taxes for foreclosed properties of $272,128 as well as carrying costs of $173,705. A valuation allowance of $47,263 was recorded reduce the net carrying value of the properties to their fair market values.

          See Accompanying Notes to Consolicated Financial Statements

                                                                   6
                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and TMP Homes Flowerfield-Sun City, LLC (Sun City). All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting  Method- TMP Land Mortgage Fund, Ltd. (the Partnership)  prepares its
------------------
financial statements on the accrual basis of accounting.

Allowance  for Losses on Loans - No provision has been made for an allowance for
-----------------------------
losses on loans.

Income Taxes - The entity is  treated as a  partnership  for income tax purposes
------------
and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.

Capitalization  for  Losses on Loan -  Because  of a  significant  change in the
-----------------------------------
composition of the Partnership (from income producing, mortgage-loan assets to substantially all land assets), the Partnership has elected to capitalize expenses associated with the acquisition of land assets incurred after January 1, 1996. Additionally, the Partnership has elected to capitalize carrying costs (such as property taxes). These costs are added to the costs of the properties and will be deducted from the sales prices to determine gains when properties are sold. The only expenses shown are those expenses associated with loans.

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

NOTE 3 - Mortgage Loans On Real Estate

The Partnership had made twelve land loans as of September 30, 1995. Three of them had been repaid in full, eight of the loans had defaulted, and one was a performing loan. Of the eight defaults which had occurred, the Partnership had acquired the property securing the loans on five of the defaults, and was in various stages of the foreclosure process on three of the loans.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 4 - Restatement and reissuance of 1994 and 1995 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994-1995 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the date of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for 1994 and 1995 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods, were understated by approximately $1.3 million. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995 and 1996 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal year 1995 and 1996 to reflect the consolidation and related minority interests of $35,000 for Remington and Sun City as of December 31, 1995 and $55,000 at March 31, 1996.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

TMP Land Mortgage Fund, Ltd., is a California Limited Partnership formed in April 1992, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners. The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California and in some instances, in other areas of Southern California, and to provide cash distributions on a current basis to the Limited Partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of investment company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940.

As of March 31, 1996, the Partnership had received and accepted subscriptions of 15,715 units, representing total subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans.
Four loans were funded in 1993 and three loans were funded in 1994.

See restatement and resissuance of financial statements in Note 4 to the Partnership's consolidated financial statements.

As a consequence of adverse changes in market conditions and other factors, eight of the twelve loans have defaulted and the Partnership owns the properties which had secured the loans.

Management is presently making every effort to sell the properties which they have acquired through foreclosure. The properties acquired through the default on Loans #1 and #2 have substantial Mello-Roos property tax assessment liabilities, and it has become necessary to use some of the Partnership's cash to meet these liabilities The special tax assessment to pay the bonds, together with the annual property tax liability, creates a holding cost of $2.5 million that makes the property unsaleable in the current market. In order to recoup the Partnership's loan investment, TMP is pursuing the following. On March 14, 1996, seven Rancho San Jacinto developers, including Nat Hardy of TMP Homes, met with the Director of Community Development for the City of San Jacinto and two representatives of the original underwriter of the Mello-Roos bonds. They discussed restructuring the debt through a new bond offering reducing the principal and interest on existing bonds. The meeting was very candid and positive. An appraisal has been ordered, with the developers sharing the cost on a pro-rata, per lot basis. The appraisal should independently validate the fact that the overall bonded indebtedness and the annual debt service should be reduced. The City of San Jacinto has displayed efforts to cooperate with TMP by delaying the previously scheduled sale of the property for delinquent bond assessments.

Total interest received on mortgage loans during the three months of 1996 was $34,434. No distributions were made to investors during this time. Distributions to investors began August 1, 1992, and have continued monthly through May 1, 1995. On June 1, 1995, the General Partners suspended distributions due to default and subsequent foreclosure on several of the mortgage loans. In December

1995, a distribution of $2,200,000 was made to investors due to the total loan repayment of the Singletary loan.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,
                Continued

The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using funds from mortgage interest income and bank interest income, and second from cash on hand. The Partnership is expecting to be paid on the Peppertree Loan. Because of the large Mello-Roos obligations on the properties which were acquired by foreclosure following the default of Loans #1 and #2, the General Partners believe that sufficient funds are not available to continue distributions to investors and to meet all cash requirements, including these taxes. The General Partners plan to delay the payment of these taxes. In the meantime, distributions to investors have been suspended and the Partnership has defaulted on the payment of the Mello-Roos obligations and the property taxes on these properties.

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