Form 10QSB/A
period 1996-06-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

                           Commission File No. 0-19963

                          TMP LAND MORTGAGE FUND, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                    33-0451040
(State or other jurisdiction                 IRS Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235
         Santa Ana, California                        92705
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

Yes [X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                               Page

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of June 30, 1996 (unaudited)
        and December 31, 1995                                              3

        Consolidated Statements of Operations for the Three and
        Six Months ended June 30, 1996 and 1995 (unaudited)              4-5

        Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 1996 and 1995 (unaudited)                           6

        Notes to Consolidated Financial Statements (unaudited)           7-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9-12


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                 13

Item 2. Changes in Securities                                             13

Item 3. Defaults Upon Senior Securities                                   13

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 5. Other Information                                                 13

Item 6. Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                14



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                        June 30,
                                                            1996    December 31,
                                                      unaudited)            1995
                                     Assets
                                     ------

Cash                                                $          0  $      162,491
Mortgage Loans on Real Estate                          2,000,000       3,320,000
Investment in Unimproved Land (net of valuation
 allowance of $3,941,212 and $3,882,530,
 respectively)                                         9,773,904       7,481,697
Accounts Receivable                                      142,965         157,966
Investment in Joint Venture                            1,025,311       1,155,867
                                                     -----------   -------------

         Total Assets                               $ 12,927,698  $   12,278,021
                                                     ===========   =============


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                    $     139,037  $      33,422
Property Taxes Payable                                  2,658,839      2,026,071
Accrued Expenses                                              800            800
Due to Affiliates                                           1,258        166,875
                                                     ------------   ------------

         Total Liabilities                              2,785,452      2,227,168
                                                     ------------   ------------

Minority Interest                                          79,029         35,136

Partners' Capital

  General Partners                                       (56,571)       (57,046)
  Limited Partners, 20,000 equity units authorized;
    15,715 units outstanding as of June 30, 1996
    and December 31, 1995                              10,119,788     10,072,763
                                                     ------------   ------------

         Total Partners' Capital                       10,063,217     10,015,717
                                                     ------------   ------------

         Total Liabilities and Partners' Capital    $  12,927,698  $  12,278,021
                                                     ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                    June 30,        June 30,
                                                        1996            1995
                                                 -----------   -------------
Income
------

  Interest Income                               $    (4,088)  $     159,890
  Joint Venture Income                                63,784              0
  Loss on Investments                                (2,099)              0
  Other Income                                           900              0
                                                 -----------   ------------

         Total Income                                 58,497        159,890
                                                 -----------   ------------

Expenses
--------

   Loss on Decline in Market Value of Property        11,419         22,431
   Licenses and Fees                                       0            250
   Postage and Printing                                    0          1,373
   Accounting                                              0            200
   Management Support                                      0          1,558
   Legal Fees                                              0              0
                                                 -----------   ------------

         Total Expenses                               11,419         25,812
                                                 -----------   ------------


  Net Income Loss                               $     46,927  $     134,078
                                                 ===========   ============



Allocation of Net Income

  General Partners                              $        469  $       1,341
                                                 ===========   ============

  Limited Partners                              $     46,458  $     132,737
                                                 ===========   ============

  Limited Partners, per unit                    $       2.96  $        8.45
                                                 ===========   ============

           See Accompanying Notes to Consolidated Financial Statements
                                       4



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Six Months Ended
                                                   June 30,     June 30,
                                                       1996         1995
                                                 ----------   ----------
Income
------

  Interest Income                               $    67,835  $   408,102
  Joint Venture Income                               63,784            0
  Loss on Investments                              (24,984)            0
  Other Income                                        1,800            0
                                                 ----------   ----------

         Total Income                               108,435      408,102
                                                 ----------   ----------


Expenses
--------

   Loss on Decline in Market Value of Property        58,682      30,007
   Licenses and Fees                                      0          250
   Postage and Printing                                   0        4,773
   Accounting                                             0       12,900
   Interest Expense                                   1,082            0
   Joint Venture Expenses                               151            0
   Management Support                                     0        5,701
   Legal Fees                                         1,020          177
   Loan Administration                                    0          531
                                                 ----------   ----------

         Total Expenses                              60,935       54,339
                                                 ----------   ----------


  Net Income                                    $    47,500  $   353,763
                                                 ==========   ==========

Allocation of Net Income

  General Partners                              $       475  $     3,538
                                                 ==========   ==========

  Limited Partners                              $    47,025  $   350,225
                                                 ==========   ==========

  Limited Partners, per unit                    $      2.99  $     22.29
                                                 ==========   ==========

           See Accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                            Six Months Ended
                                                         June 30,       June 30,
                                                             1996           1995
                                                     ------------   ------------

Cash Flows From Operating Activities
  Net Income                                        $      47,500  $    353,763
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Loss on Decline in Market Value of Property          58,682        30,007
      Loss on investments                                  24,984             0
      Changes in assets and liabilities:
      Increase (Decrease) in Accounts Payable             105,615        25,985
      Increase in Accrued Interest Receivable                   0       (11,664)
      Increase in Accrued Expenses                              0         1,740
      Increase in Loans Receivable                              0      (100,125)
      Increase (Decrease) in Due to Affiliates          (165,617)        88,047
      Decrease in Investments                             105,572             0
      Decrease (Increase) in Accounts Receivable           15,001        (2,756)
                                                     ------------   -----------
         Net Cash Provided by Operating Activities        191,737       384,997
                                                     ------------   -----------

Cash Flows From Investing Activities:
      Increase in Capitalized Carrying Costs            (116,243)       (58,026)
      Increase in Land Development Costs                (281,878)             0
      Increase in Minority Interest in Investments         43,893             0
                                                     ------------   -----------
         Net Cash Used in Investing Activities          (354,228)       (58,026)
                                                     ------------   -----------

Cash Flow From Financing Activities:
      Distributions to Partners                                 0      (317,315)
                                                     ------------   -----------
         Net Cash Used in Financing Activities                  0      (317,315)
                                                     ------------   -----------

Net Increase (Decrease) in Cash                         (162,491)         9,656

Cash, Beginning of Period                                 162,491       443,587
                                                     ------------   -----------

Cash, End of Period                                 $         (0)  $    453,243
                                                     ============   ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Non-cash investing and financing activities during the six months ended June 30, 1996 consists of the Partnership capitalizing property taxes for foreclosed properties of $632,768 as well as carrying costs of $116,243. A valuation allowance of $104,988 was recorded to reduce the net carrying value of the properties to their fair market values.

           See Accompanying Notes to Consolidated Financial Statements

                                TMP Land Mortgage
                                   Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated  financial statements include the
---------------------------
accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and TMP Homes Flowerfield-Sun City, LLC (Sun City). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 4 - Restatement and Reissuance of 1994 and 1995 Financial Statements, Continued

through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994-1995 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for $3,882,530 and $3,836,224 as if December 31, 1995 and 1994, respectively. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for 1994 and 1995 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

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

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995 and 1996 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal year 1995 and 1996 to reflect the consolidation and related minority interests of $35,000 for Remington and Sun City as of December 31, 1995 and $79,000 at June 30, 1996.

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

During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994. As a consequence of adverse changes in market conditions and other factors, nine of the twelve loans have defaulted and the Partnership either owns the property securing the loan or is in negotiation with the Borrower to either extend the loan or foreclose on the property securing the loan. The status of the loans and the properties that the Partnership now owns as a result of the foreclosure proceedings are discussed on the following pages.

Loan #1 - PR Equities
Loan #2 - PR Equities

The Partnership foreclosed on the property that secured these loans during 1994 and now owns the property. The current outstanding payments due as a result of the Mello-Roos tax assessment against the Partnership's lots taken back in foreclosure is nearly $2,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners' opinion that the bonds should be restructured, and the overall bonded indebtedness and the annual debt service should be reduced. A meeting with all of the property owners, the City of San Jacinto and the bondholders is likely to occur by mid-August. Based on the outcome of that meeting, the General Partners will make a definitive decision on whether to proceed with a program to build homes on the lots.

See restatement and resissuance of financial statements in Note 4 to the Partnership's consolidated financial statements.

Loan #3 - Frame Loan

Loan was repaid.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan #4 - Sunset Crossing

The Partnership acquired this 42 acre commercial site at the off-ramp of Sunset Crossing and the I-10 Freeway through foreclosure on December 27, 1994. The property is listed for sale.

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

Loan #9 - LaMonte

The Partnership acquired this 6.5 commercial property through foreclosure in April 1996. However, the previous debtor is attempting, through litigation, to set aside the foreclosure. Counsel for the Partnership is preparing a motion for a summary judgment against the debtor, which, if successful, will remove the lis pendens and end the lawsuit.

Loan #10 - Lansing

This loan was repaid to the Partnership in September of 1995.

Loan #11 - Rockfield Development

The Partnership provided $100,000 of a total $250,000 loan in participation with TMP Mortgage Income Plus, Ltd. In order to achieve orderly foreclosure, TMP Mortgage Income Plus, Ltd. became owner of the note and owes the Partnership $100,000. TMP Mortgage Income Plus, Ltd. has entered into a joint venture with TMP Homes to build homes on the 29 lots that secured this loan and the 13 adjacent lots previously acquired by TMP Mortgage Income Plus, Ltd. through foreclosure.

Loan 12 - Peppertree

As of June 30, 1996, the Partnership had extended the loan on a month-to-month basis while the borrower attempted to secure loan approval to repay the Partnership. On July 28, 1996, the Partnership received $1.5 million in principal, together with $138,000 in accrued interest and charges. The loan was approved with contingencies which include a stipulation that a joint venture be formed between the debtor and the Partnership to build out the property. The Partnership will hold a $500,000 equity position in the joint venture.

Total interest received on mortgage loans during the first six months of 1996 was $66,753. There were no distributions made to investors during the first six months of 1996. Distributions to investors began August 1, 1992, and continued monthly through May 1, 1995. On June 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first using funds from the repayment of Loan #12, the Peppertree loan, which was repaid on July 28, 1996. As of this date, the General Partners had made no decision whether or how much of the capital balance and interest income would be returned to the Limited Partners in the form of a distribution. The General Partners are negotiating with the City of San Jacinto and plan to delay the payment of the Mello-Roos taxes on the property in San Jacinto. In the meantime, distributions to investors have been suspended and the Partnership has defaulted on the payment of the Mello-Roos obligations and the property taxes on these properties.

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