Form 10QSB/A
period 1996-09-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

Yes [X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                               Page

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1996
          (unaudited) and December 31, 1995                                 3

          Consolidated Statements of Operations for the Three
          and Nine Months ended September 30, 1996 and 1995 (unaudited)    4-5

          Consolidated Statements of Cash Flows for the
          Nine Months ended September 30, 1996 and 1995 (unaudited)         6

          Notes to Consolidated Financial Statements (unaudited)          7-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9-12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities                                            13

Item 3.   Defaults Upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                 14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                       September,
                                                             1996   December 31,
                                                      (unaudited)          1995
                                                      -----------   -----------
                                     Assets
                                     ------

Cash                                              $       502,894  $    162,491
Mortgage Loans on Real Estate                                   0     3,320,000
Investment in Unimproved Land (net of
 valuation allowance of $3,972,607 and
 $3,882,530, respectively)                             10,240,980     7,481,697
Accounts Receivable                                       129,051       157,966
Due from Affiliates                                        60,348             0
Investment in Joint Venture                             1,552,276     1,155,867
                                                   --------------   -----------

         Total Assets                             $    12,485,549  $ 12,278,021
                                                   ==============   ===========


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                  $             0  $     33,422
Property Taxes Payable                                  2,960,867     2,026,071
Accrued Expenses                                                0           800
Due to Affiliates                                           9,715       166,875
                                                   --------------   -----------

         Total Liabilities                              2,970,582     2,227,168
                                                   --------------   -----------

Minority Interest                                         223,073        35,136

Partners' Capital

  General Partners                                       (64,284)      (57,046)
  Limited Partners, 20,000 equity units
  authorized;  15,715 units outstandin
  as of September 30, 1996 and December 31, 1995        9,356,178    10,072,763
                                                   --------------   -----------

         Total Partners' Capital                        9,291,894    10,015,717
                                                   --------------   -----------

         Total Liabilities and Partners' Capital  $    12,485,549  $ 12,278,021
                                                   ==============   ===========

          See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                    September 30,    September 30,
                                                             1996             1995
                                                   --------------   --------------
Income
------

  Interest Income                                 $       92,588  $       34,828
  Joint Venture Income                                    17,347               0
  Loss on Investments                                  (168,861)
  Other Income                                             1,900             900
                                                   -------------   -------------

         Total Income                                   (57,026)          35,728
                                                   -------------   -------------


Expenses
--------

  Loss on Decline in Market Value of Property             31,395               0
  General & Administrative                                     0          11,899
  Joint Venture Expense                                        0               0
                                                   -------------   -------------

         Total Expenses                                   31,395          11,899
                                                   -------------   -------------

  Net Income (Loss) Before Minority Interest            (88,421)          23,829

  Minority Interest                                        (332)               0
                                                   -------------   -------------

  Net Income (Loss)                               $     (88,753)  $       23,829
                                                   =============   =============


Allocation of Net Income (Loss)

  General Partners                                $        (888)  $          238
                                                   =============   =============

  Limited Partners                                $     (87,865)  $       23,591
                                                   =============   =============

  Limited Partners, per unit                      $       (5.59)  $         1.51
                                                   =============   =============

           See Accompanying Notes to Consolidated Financial Statements
                                        4



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Nine Months Ended
                                                  September 30,   September 30,
                                                           1996            1995
                                                  -------------   -------------
Income
------

  Interest Income                                 $    160,423  $     441,130
  Joint Venture Income                                  81,131              0
  Loss on Investments                                (193,845)              0
  Other Income                                           3,700          2,700
                                                   -----------   ------------

         Total Income                                   51,409        443,830
                                                   -----------   ------------


Expenses
--------

  Loss on Decline in Market Value of Property           90,077         30,007
  General & Administrative                               1,020         36,231
  Interest Expense                                       1,082              0
  Joint Venture Expense                                    151              0
                                                   -----------   ------------

         Total Expenses                                 92,330         66,238
                                                   -----------   ------------

  Net Income (Loss) Before Minority Investment        (40,921)        377,592

  Minority Interest                                      (332)              0
                                                   -----------   ------------

  Net Income (Loss)                               $   (41,253)  $     377,592
                                                   ===========   ============


Allocation of Net Income (Loss)

  General Partners                                $      (413)  $       3,776
                                                   ===========   ============

  Limited Partners                                $   (40,840)  $     373,816
                                                   ===========   ============

  Limited Partners, per unit                      $     (2.60)  $       23.79
                                                   ===========   ============

           See Accompanying Notes to Consolidated Financial Statements
                                        5



                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                    September 30,  September 30,
                                                             1996           1995
                                                    -------------   ------------

Cash Flows From Operating Activities
 Net Income (Loss)                                $      (41,253)  $   377,592
 Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities:
   Loss on Decline in Market Value of Property            90,077        30,007
   Loss on Investments                                   193,513             0
   Minority Interest in Income of Subsidiary                 332             0
   Changes in assets and liabilities:
   Increase (Decrease) in Accounts Payable &
    Accrued Liabilities                                 (191,382)       29,581
   Decrease (Increase) in Mortgage Loans
    on Real Estate                                     2,000,000       625,000
   Decrease in Accounts Receivable                        28,915        65,235
   Increase in Due From Affiliates                       (60,348)            0
   Increase in Investments                              (590,254)            0
                                                   -------------   -----------
       Net Cash Provided by Operating Activities       1,429,600     1,127,415
                                                   -------------   -----------

Cash Flows From Investing Activities:
   Increase in Land Development Costs                   (378,803)            0
   Increase in Minority Interest in Investments          187,937             0
   Increase in Capitalized Carrying Costs               (215,761)     (108,215)
                                                    ------------   -----------
      Net Cash Used in Investing Activities             (406,627)     (108,215)
                                                    -------------   ----------

Cash Flows From Financing Activities:
Distributions to Partners                               (682,570)     (317,141)
Capital Contributions from Partners                            0             0
                                                   -------------   -----------
         Net Cash Used in Financing Activities          (682,570)     (317,141)
                                                   -------------   -----------

Net Increase in Cash                                     340,403       702,059
Cash, Beginning of Period                                162,491       443,587
                                                   -------------   -----------

Cash, End of Period                               $      502,894  $  1,145,646
                                                   =============   ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the nine months ended September 30, 1996 consists of acquiring property through foreclosure proceedings on one mortgage loan receivable. The outstanding loan balance of $1,320,000 on the date of foreclosure was recorded as Investment in Unimproved Land. In addition, the Partnership capitalized property taxes for this and other foreclosed properties of $934,796 as well as carrying costs of $215,761. A valuation allowance of $90,077 was recorded to reduce the net carrying value of the properties to their fair market values.

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

NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profit, losses, and cash distributions are allocated ninety-nine percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances, at which time, remaining profits, losses and cash distributions are allocated seventy-six percent to the limited partners and twenty-four percent to the general partners. Distributions of cash from operations, if any, are made monthly within 30 days after the end of the month

NOTE 3 - Mortgage Loans On Real Estate

As of September 30, 1996, the Partnership had made twelve land loans. Three of them have been repaid in full, eight of the loans have defaulted, and one loan has been partially repaid, with the Partnership receiving and equity position in a Joint Venture to build out the property securing this loan. The Partnership has acquired the property securing the loans on the eight loans that have defaulted.

Note 4 - Restatements and reissuances of 1994 and 1995 Financial Statements

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

Note 4 - Restatements and reissuances of 1994 and 1995 Financial Statements, Continued

date of foreclosure. The 1994-1995 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the date of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for 1994 and 1995 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

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

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995 and 1996 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal year 1995 and 1996 to reflect the consolidation and related minority interests of $35,000 for Remington and Sun City as of December 31, 1995 and $223,000 at September 30, 1996.

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

As a consequence of adverse changes in market conditions and other factors, eight of the twelve loans have defaulted and the Partnership owns the property securing the. loans The status of each of the properties which the Partnership now owns as a result of the foreclosure proceedings, and other activities engaged in by the Partnership are discussed on the following pages.

Loan #1 - PR Equities
Loan #2 - PR Equities

The Partnership foreclosed on the property that secured these loans during 1994 and now owns the property. The current outstanding payments due as a result of the Mello-Roos tax assessment against the Partnership's lots taken back in foreclosure is over $2,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July 1996. The low land values reflected in the appraisal confirmed the General Partners' opinion that the bonds should be restructured, and the overall bonded indebtedness and the annual debt service should be reduced. A meeting was held in September with the property owners and the bondholders, and as a result of this meeting, the City of Rancho San Jacinto has hired an independent bond advisor to negotiate the restructuring terms with the bondholders. The City Council of Rancho San Jacinto is attempting to include the current homeowners with the landowners and developers in the negotiations for the proposed bond reduction and restructuring. Based on the outcome of the negotiations, the General Partners will make a definitive decision on whether to proceed with a program to build homes on the property.

                          TMP Land Moimited Partnership


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loan #3 - Frame Loan

Loan was repaid.

Loan #4 - Sunset Crossing

The Partnership acquired this 42 acre commercial site at the off-ramp of Sunset Crossing and the I-10 Freeway through foreclosure on December 27, 1994. The property is listed for sale.

Loan #5 - Fox Olson

The Partnership owns the property at the corner of Newport Avenue and Bradley Road through foreclosure. CalTrans is in the process of widening Newport Avenue from 215 to Murietta Avenue and installing sidewalks, curbs and gutters. An offer was received for 30,000 sq. ft. (approximately 1 acre) in the amount of $400,000, and infrastructure improvements to the property. A counter offer has been made, and the Partnership is waiting for the response.

Loan #6 - Environmental Development

The Partnership accepted a deed in lieu of foreclosure and now owns the property. A joint venture with TMP Homes has been formed to build single family homes on the 181 lots. Improvement plans and the final sub-division map have been submitted to the City of San Diego for plan check. The project is proceeding on schedule and the General Partners will be ready to discuss construction financing with potential lenders in early 1997 for the models and the first phase of production homes.

Loan #7- Fox Olson #2

The property on Newport Avenue west of the Interstate 215 is now owned by the Partnership. TMP Homes has received a construction loan commitment from Citizens Business Bank to build single family homes on the 45 lots. The County of Riverside is processing the final subdivision map.

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

Loan #11 - Rockfield Development

The Partnership provided $100,000 of a total $250,000 loan in participation with TMP Mortgage Income Plus, Ltd. In order to achieve orderly foreclosure, TMP Mortgage Income Plus, Ltd. became owner of the note and owes the Partnership $100,000, as well as other moneys which the Partnership advanced to TMP Mortgage Income Plus, Ltd. to pursue the development of this property. TMP Mortgage Income Plus, Ltd. has entered into a joint venture with TMP Homes to build homes on the 29 lots that secured this loan.

Loan 12 - Peppertree

The Partnership received $1.5 million of the $2 million loan and will hold an equity position in the joint venture to build out the property. The Partnership received the $1.5 million principal, together with $138,000 in accrued interest and charges on July 28, 1996. Infrastructure and grading is proceeding on schedule and home construction could begin in the spring of 1997.

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

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The General Partners intend to meet currently anticipated cash requirements for at least the next twelve months by first cash on hand, which is $502,894 as of September 30, 1996. The Partnership will maintain reserves for working capital and contingency reserves in an amount as the General Partners deem necessary for the operation of the business of the Partnership. In addition, the Partnership may incur indebtedness as necessary for development or other expenses incurred in holding the properties and/or developing the property in conjunction with an affiliated development company. The Partnership is making every effort to develop and/or sell all of the properties that it holds.

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