Form 10-K/A
period 1996-12-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

The  registrant  is  filing  restated  1994-1997  financial  statements.   These
restatements reflect changes discussed in Note 7 to the consolidated financial statements.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10 K-SB
                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required).
         For the transition from _________to____________

                                -----------------

                           COMMISSION FILE NO. 33-39238

                      TMP INLAND LAND MORTGAGE FUND, LTD.,
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

Title of each class                          Name of each exchange on which
to be so registered                          each class is to be registered
-------------------                          ------------------------------
N/A                                                  N/A

Securities to be registered pursuant to Section 12 (g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
-------------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

                                                 Table of Contents



Report of Independent Auditors                             1

Consolidated Balance Sheets                                2

Consolidated Statements of Operations                      3

Consolidated Statements of Partners' Capital               4

Consolidated Statements of Cash Flows                      5

Notes to Consolidated Financial Statements              6-12

Supplementary Information                              13-21

                         Report of Independent Auditor's

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)


We have audited the accompanying consolidated balance sheets of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information contained in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic consolidated financial statements taken as a whole.

Balser, Horowitz, Frank & Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
February 3, 1997, except for note 7, as to which the date is May 15, 1999


                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995


                                     Assets
                                     ------

                                                         1996               1995
                                                         ----               ----

Cash                                           $      361,515    $       162,491
Other Receivable                                       18,507            157,966
Due from Affiliates (net of unamortized
      discount of $123,688) Note 2                    162,051                  0
Mortgage Loans on Real Estate                               0          3,320,000
Investments                                         1,610,019          1,155,867
Investment in Unimproved Land (net of
 valuation allowance of $3,978,272 and
 $3,882,530, respectively)                         10,575,184          7,481,697
                                                   ----------          ---------

         Total Assets                          $   12,727,276    $    12,278,021
                                               ==============    ===============


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                               $        4,754    $        33,422
Due to Affiliates                                      23,885            166,875
Property Taxes Payable                              3,251,916          2,026,071
Accrued Expenses                                          800                800
                                                   ----------          ---------
         Total Liabilities                          3,281,355          2,227,168

Minority Interest                                     216,173             35,136

Partners' Capital (Note 3)

  General Partners                                   (64,906)           (57,046)
  Limited Partners; 20,000 Equity Units
    Authorized, 15,715 Outstanding at
    December 31, 1996 and 1995, respectively        9,294,654         10,072,763
                                                   ----------          ---------
Total Partners Capital                              9,229,748         10,015,717
                                                   ----------          ---------

Total Liabilities and Partners' Capital        $   12,727,276    $    12,278,021
                                               ==============    ===============

          See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1996, 1995 and 1994


                                                 1996        1995       1994
Income
------

  Mortgage Loan Interest Income               $  152,733    97,431   1,216,528
  Other Interest Income                           13,585    19,740      37,103
  Loss on Investments                           (192,224)   64,417)          0
  Investment Income                              146,011    11,662           0
  Other Income                                     4,600     3,600       4,528
                                                 --------    ------- ----------

         Total Income                            124,705    68,016   1,258,159
                                                 --------    ------- ----------
Expenses

  Loss on Decline in Market Value of Property     95,742    46,306   3,836,224
  Discount on Due from Affiliates                126,881         0           0
  Accounting and Legal                             1,820    18,352      24,059
  Advertising                                          0       642           0
  California Franchise Tax                         2,400       800         800
  Foreclosure Costs                                    0         0      40,061
  Loan Administration                                151         0          35
  Office Expenses                                      0     3,150       3,210
  Interest Expense                                     0       598
  Postage and Printing                                 0     5,502       6,677
  Secretarial and Bookkeeping Support                  0     9,460      11,651
                                                 --------    ------- ----------
         Total Expense                           226,994    84,810   3,922,717
                                                 --------    ------- ----------

Net Income (Loss) before Minority Interest      (102,289)   583,206 (2,664,558)
                                                --------    ------- ----------

Minority Interest in Income or Loss of
 Subsidiary                                       (1,110)        27          0
                                                --------    ------- ----------
Net Income (Loss)                             $ (103,399) $ 583,233 $(2,664,558)
                                              ==========  ========= ===========
Allocation of Net Income or (Loss)

  General Partners, in the Aggregate          $   (1,034) $   5,832 $   (26,646)
                                              ==========  ========= ===========

  Limited Partners, in the Aggregate          $ (102,365) $ 577,401 $(2,637,912)
                                              ==========  ========= ===========

  Limited Partners, per Equity Unit           $       (7) $      37 $      (168)
                                              ==========  ========= ===========




          See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
              For the Years Ended December 31, 1996, 1995 and 1994


                                          General        Limited
                                         Partners       Partners         Total
                                         --------       --------         -----


Partners' Capital, December 31, 1993        1,408     14,605,314    14,606,722

Capital Contributed in 1994                     0      1,254,000     1,254,000

Net Loss for 1994                        (26,646)    (2,637,912)   (2,664,558)

Distribution to Partners in 1994         (12,244)    (1,211,972)   (1,224,216)
                                          ------      ---------     ---------

PartnerS' Capital (deficit),
   December 31, 1994                     (37,482)     12,009,430    11,971,948

Net Income for 1995                         5,832        577,401       583,233

Distribution to Partners in 1995         (25,396)    (2,514,068)   (2,539,464)
                                          ------      ---------     ---------

Partners' Capital (deficit),
   December 31, 1995                     (57,046)     10,072,763    10,015,717

Net Loss for 1996                         (1,034)      (102,365)     (103,399)

Distribution to Partners in 1996          (6,826)      (675,744)     (682,570)
                                          ------      ---------     ---------

Partners' Capital (deficit),
 December 31, 1996                      $(64,906)  $   9,294,654  $  9,229,748
          === ====                      ========   =============  ============


Distributions to limited partners, per equity unit, for 1996, 1995 and 1994 were $43, $160, and $77, respectively, as determined by dividing the distribution to limited partners for the year by number of units outstanding at the end of the year.



          See Accompanying Notes to Consolidated Financial Statements



                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                      Consolidated Statements of Cash Flows
                For Years Ended December 31, 1996, 1995 and 1994

                                           1996          1995          1994

Cash Flows From Operating Activities
 Net Income (Loss)                       $ (103,399)$   583,233   $  (2,664,558)
 Adjustments to Reconcile Net Income
 (Loss) to
  Net Cash Provided by (Used in)
  Operating Activities:
   Loss on Decline in Market Value
   of Property                               95,742      46,306       3,836,224
   Discount on Due from Affiliates          126,881           0               0
   Loss on Investments                      192,224      64,523               0
   Minority Interest in Income Loss of
   Subsidiary                                 1,110        (27)               0
   Amortization of Discount on Due from
   Affiliates                                (3,193)          0               0
   Changes in assets and liabilities:
   Decrease in Accrued Interest
   Receivable                                     0      91,902          42,415
   (Increase) Decrease in Other
   Receivables                              139,459    (157,966)              0
   Increase (Decrease) in Accounts
   Payable                                  (28,668)     17,245          12,612
   (Increase) Decrease in Mortgage Loans  2,000,000   2,825,000      (2,125,000)
   Increase (Decrease) in Due to
   Affiliates                              (142,990)    166,006          (2,476)
                                           ---------  ---------        --------
  Net Cash Provided by (Used in)
   Operating Activities                    2,277,166  3,636,222        (900,783)
                                           ---------  ---------        --------

Cash Flows From Investing Activities:
  Increase in Investments                  (932,115) (1,220,363)              0
  Increase in Minority Interest                         179,927          35,136
  Payment for Development and
    Carrying Costs                         (643,384)   (192,627)       (275,529)
                                           ---------  ---------        --------
    Net Cash Used In
         Investing Activities            (1,395,572) (1,377,854)       (275,529)
                                          ---------  ---------        --------

Cash Flows From Financing Activities:
  Capital Contributions                           0           0       1,254,000
  Distributions to Partners                (682,570) (2,539,464)     (1,224,216)
                                           ---------  ---------        --------
    Net Cash Provided by (Used in)
     Financing Activities                  (682,570) (2,539,464)         29,784
                                           ---------  ---------        --------

Net Increase or (Decrease) in Cash          199,024    (281,096)     (1,146,528)
Cash, Beginning                             162,491     443,587       1,590,115
                                           ---------  ---------        --------
Cash, Ending                             $  361,515 $   162,491   $     443,587
                                         ========== ===========   =============

Cash paid for income taxes               $      800 $       800   $         800


Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the years ended December 31, 1996, 1995 and 1994 consist of the following:

During the years ended December 31, 1996, 1995 and 1994, the Partnership recorded an increase in the carrying costs of properties held for sale equal to additional property tax liabilities incurred during those years of $1,225,845, $1,046,875 and $979,196, respectively.

During the years ended December 31, 1996, 1995 and 1994, the Partnership foreclosed on two, two and four mortgage loans receivable with unpaid balances of $1,320,000, $2,125,000 and $6,745,000, respectively, and recorded the acquisition of the properties at their fair values on the dates of foreclosure, net of a valuation allowance. At December 31, 1996, 1995 and 1994, the valuation allowance totaled $3,978,272, $3,882,530 and $3,836,224, respectively.


           See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

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

Principles of Consolidation - The consolidated  financial statements include the
---------------------------
accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and TMP Homes Flowerfield-Sun City, LLC (Sun City). All significant intercompany accounts and transactions have been eliminated in consolidation. (See Note 7.)

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

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
----------------
fees) were paid by an affiliate of the Partnership, TMP Realty, Inc. (See Notes 2 and 6.)

Income  Taxes - No  provision  for  federal  income  taxes  has been made in the
-------------
accompanying consolidated financial statements as all profits and losses flow through to the respective partners and are recognized on their individual income tax returns. However, the minimum California franchise tax paid by the Partnership and it's consolidated entities at December 31, 1998 and 1997 was $2,400 per year.

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

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

Note 1 -  General and Summary of Significant Accounting Policies, continued:

Concentration  - All  unimproved  land  parcels held for sale are located in the
-------------
Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market conditions. The Partnership attempts to mitigate any potential risk by monitoring the market condition and holding the land parcels until the real estate market recovers.

New Accounting Standards - In June 1998 the Financial Accounting Standards Board
-----------------------
issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities". The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. This statement will have no effect on the consolidated financial statements of the Partnership.

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

Note 4 - Allocation of Profits and Losses and Cash Distributions

Profit, losses, and cash distributions are allocated ninety-nine percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances, at which time, remaining profits, losses and

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

Note 4 - Allocation of Profits and Losses and Cash Distributions, continued:

cash distributions are allocated seventy-six percent to the limited partners and twenty-four percent to the general partners. Distributions of cash from operations, if any, are made monthly within 30 days after the end of the month. No distributions were made during 1998. Distributions made during 1997 are shown on the accompanying consolidated statements of partners' capital.

Note 5 - Related Party Transactions

Unaffiliated borrowers paid broker loan placement fees to TMP Realty, Inc., an affiliate of the General Partners, of $40,000, $88,000, and $258,750, during 1996, 1995 and 1994, respectively, for assistance in negotiating loan terms with the Partnership. TMP Realty, Inc. pays all organization and offering expenses, including all legal, accounting, printing, registration and other costs. In addition, the borrowers paid loan servicing fees to TMP Investments, Inc., a General Partner of the Partnership, of $10,000 $33,000, and $69,375 during 1996, 1995 and 1994, respectively. At December 31, 1995, the Partnership owed TMP Investments, Inc. $22,000 for loan servicing fees.

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

During 1996, 1995 and 1994, respectively, the Partnership was charged $21,421, $17,624, and $21,381, respectively, (of which $105, $0, and $869 is included in the due to affiliates balance at year-end) by TMP Investments, Inc. for cost reimbursements for office and secretarial expenses.

In November, 1996, the Partnership sold a parcel of land (including the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LTD (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships' original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. The Partnership recognized a $126,881 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. The amortization into income for 1996 was $3,193.

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

Note 6 - Mortgage loans on real estate

The mortgage loan agreements require borrowers to place funds from the loan proceeds in a restricted bank account equal to the total interest payments over the term of the loan.

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

In the event of foreclosure, the collateral would be recorded at its fair value at the time of foreclosure, less any costs of disposal. Fair value would be considered to be the lower of (a) appraised value determined by an independent real estate appraiser, or (b) the General Partners' determination of the value of the property based on their analysis.

The Partnership would consider collateral for a loan in substance foreclosed if all of the following criteria are met:

1. The borrower has little or no equity in the collateral, considering the current fair value of the collateral; and

2. Proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and

3.  The borrower has either:
    a) formally or effectively abandoned control of the collateral to the Partnership, or

    b) retained control of the collateral but, because of the current financial condition of of the borrower, or the economic prospects for the borrower and/or the collateral in the foreseeable future, it is doubtful that the borrower will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

Note 6 - Mortgage loans on real estate, Continued

If this occurred, the collateral would be considered foreclosed and would be recorded at its fair value, less any costs of disposal.

The PR Equities loans for $2,400,000 and $1,150,000 matured January 14, 1994 and May 30, 1994, went into default and were foreclosed on June 2, 1994 and August 11, 1994, respectively. The collateral (land) was recorded in the accounts of the Partnership at the gross loan amounts, less a valuation allowance, to record the net book value of the land at its fair value at the date of foreclosure.

The Sunset Crossing loan for $1,875,000 matured August 27, 1994, went into default and was foreclosed December 21, 1994. The collateral (land) was recorded in the accounts at the loan amount and unpaid property taxes at the time of foreclosure, which approximated the fair value of the land.

The Olson loan for $1,320,000 matured June 24, 1994, went into default and was foreclosed November 2, 1994. The collateral (land) was recorded in the accounts at the loan amount that approximated the fair value of the land.

The Olson #2 note for $500,000 matured December 17, 1994 and then went into default and was foreclosed on April 26, 1995. The collateral (land) was recorded in the accounts at the loan amount that approximated the fair value of the land.

The Environmental Development loan for $1,625,000 matured October 15, 1994, went into default and was foreclosed on August 23, 1995. The collateral (land) was recorded in the accounts at the loan amount that approximated the fair value of the land.

During the year ended December 31, 1995 the Singletary loan for $2,200,000 and the Lansing loan for $625,000 were paid in full.

The LaMonte loan for $1,220,000 defaulted on April 26, 1995 and was foreclosed January 17, 1996. The collateral (land) was recorded in the accounts at the loan amount which approximated the fair value of the land.

The Rockfield Development loan for $100,000 defaulted on April 13, 1995 and foreclosure was completed on January 17, 1996. The Partnership acquired the collateral (land) and transferred it to TMP Mortgage Income Plus, Ltd. in exchange for an interest in a project.

The Peppertree  loan for $2,000,000  matured June 28, 1995 and was paid July 30,
199
6. $1,500,000 was received in cash and $500,000 was received in the form of a 20% interest in a 163.33 acre project named Village One.

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

Note 7 - Restatements and reissuances of 1994 - 1996 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994-1996 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the date of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for 1994 through 1996 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods through December 31, 1996, were understated by a total of $556,000. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995 and 1996 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995 and 1996 to reflect the consolidation and related minority interests of $216,000 for Remington and Sun City as of December 31, 1996.

In November, 1996, the Partnership entered into a non-interest bearing note for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest.

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

Note 8 - Investments

Following is a summary of the investments of the Partnership as of December 31, 1996 and 1995:

                                                1996               1995

         TMP Flowerfield, LLC           $      103,811    $        86,293

         Steadfast HSC, LLC                  1,006,206          1,069,574

         Peppertree Park, LLC                  500,000                  0
                                         -------------     --------------

                                        $    1,610,019    $     1,155,867
                                        ==============    ===============

The Partnership has a 75% membership interest in Flowerfield, which was organized for the purpose of acquiring, owning and developing certain parcels of land into single family home developments in San Jacinto, California. The equity method is used to account for the Partnership's share of Flowerfield's earnings or losses which is not materially different than the consolidation of this majority owned investment.

The Partnership has a 20% interest in Peppertree, which was formed to acquire and develop certain property in San Diego, California. The Partnership's 20% interest is stated at its cost of $500,000.

                            Supplementary Information




                                            TMP LAND MORTGAGE FUND, LTD
                                        (A California Limited Partnership)
                                    Schedule I - Mortgage Loans on Real Estate
                               (Schedule XII, Rule 12-29, for SEC Reporting Purposes
                                                 December 31, 1996


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
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------

None              n/a         n/a               n/a              n/a          $             0     $             0      $           0

                              Beginning Balance                               $   3,320,000
                                Additions during period:
                                  New mortgage loans                                    -0-
                                Reduction during period:
                                  Loans paid off                                 (2,000,000)
                                  Loans foreclosed                               (1,320,000)
                                                                                 ----------

                              Ending Balance                                  $           0
                                                                              =============




                                                     TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                             Schedule I - Mortgage Loans on Real Estate
                                        (Schedule XII, Rule 12-29, for SEC Reporting Purposes
                                                          December 31, 1995


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
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------

1. Rockfield Development
   (Note3)                 12.5%     03/01/95     (B)        None                  100,000             100,000       $       100,000
4. La Monte (Note 3)       12.5%     04/25/95     (B)        None                1,220,000           1,220,000             1,220,000
6. Peppertree Land
   Company (Note 3)        12.5%     06/28/95     (B)        None                2,000,000           2,000,000                None
                                                                               -----------       -------------        --------------
                                                                           $     3,320,000     $     3,320,000       $     1,320,000

                                     Beginning Balance                     $     8,270,000
                                       Additions during period:
                                         New mortgage loans                            -0-
                                       Reduction during period:
                                         Loans paid off                         (2,825,000)
                                         Loans foreclosed                       (2,125,000)
                                                                               -----------

                                     Ending Balance                        $     3,320,000
                                                                           ===============


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

1. Olson #2 (Note 3)       12.5%     12/17/94     (B)         None        $       500,000       $       500.000       $     500,000
2. Rockfield Development   12.5%     03/01/95     (B)         None                100,000               100,000              None
3. Singletary              12.5%     04/12/95     (B)         None              2,200,000             2,200,000              None
4. La Monte                12.5%     04/25/95     (B)         None              1,220,000             1,220,000              None
5. Environmental
   Development             12.5%     05/15/95     (B)         None              1,625,000             1,625,000              None
6. Peppertree Land Company 12.5%     06/28/95     (B)         None              2,000,000             2,000,000              None
7. Gregg Lansing           12.5%     09/23/95     (B)         None                625,000               625,000              None
                                                                           --------------        --------------         -----------
                                                                          $     8,270,000       $     8,270,000       $     500,000

                                     Beginning Balance                    $  12,890,000
                                       Additions during period:
                                         New mortgage loans                   2,725,000
                                       Reduction during period:
                                         Loans paid off                        (600,000)
                                         Loans foreclosed                    (6,745,000)
                                                                             ----------

                                     Ending Balance                       $  8,270,000
                                                                          ============

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


COLUMN   A                   B           C          D          E               F                    G                     H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans Subject
                                      Final       Periodic                 Face                  Carrying            to Delinquent
  Description              Interest   Maturity    Payment    Prior         Amount of             Amount of           Principal or
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
1. PR Equities (Note 3)     12.5%    01/14/94     (B)        None         $     2,400,000      $     2,400,000         None
2. Toman Company (Note 3)   12.5%    07/28/94     (B)        None                 600,000              600,000         None
3. Sunset Crossing
   (Note 3)                 12.5%    08/27/94     (B)        None               1,875,000            1,875,000         None
4. PR Equities              12.5%    05/30/94     (B)        None               1,150,000            1,150,000         None
5. Olson                    12.5%    06/24/94     (B)        None               1,320,000            1,320,000         None
6. Environmental
   Development              12.5%    10/15/94     (B)        None               1,625,000            1,625,000         None
7. Olson #2                 12.5%    12/17/94     (B)        None                 500,000              500,000         None
8. Singletary               12.5%    04/12/95     (B)        None               2,200,000            2,200,000         None
9. La Monte                 12.5%    04/25/95     (B)        None               1,220,000            1,220,000         None
                                                                                ---------            ---------
                                                                          $     12,890,000      $   12,890,000

                                     Beginning Balance                    $      7,345,000
                                       Additions during period:
                                         New mortgage loans                      5,545,000
                                                                            --------------

                                     Ending Balance                       $     12,890,000
                                                                           ===============

(A)  All loans are first mortgage on unimproved property in the Southern California area.
(B)  All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.


                                                     TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                             Schedule I - Mortgage Loans on Real Estate
                                        (Schedule XII, Rule 12-29, for SEC Reporting Purposes
                                                          December 31, 1992


COLUMN   A                   B           C          D          E               F                    G                     H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans Subject
                                      Final       Periodic                 Face                  Carrying            to Delinquent
  Description              Interest   Maturity    Payment    Prior         Amount of             Amount of           Principal or
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
1. PR Equities             12.5%     01/13/94      (B)       None         $   2,400,000       $     2,400,000         None
2. Frame                   12.5%     01/28/94      (B)       None               600,000               600,000         None
3. Sunset Crossing         12.5%     08/27/94      (B)       None             1,875,000             1,875,000         None
4. PR Equities             12.5%     05/30/94      (B)       None             1,150,000             1,150,000         None
5. Olson                   12.5%     06/24/94      (B)       None             1,320,000             1,320,000         None
                                                                              ---------             ---------
                                                                          $   7,345,000       $     7,345,000


(A) All loans are first mortgage on unimproved property in the Southern California area.
(B) All loans provide for level monthly payments of interest only with the entire face amount of the mortgage due at maturity.


                                                     TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                       Schedule II - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1996


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
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto, CA      $3,023,458   $ 3,550,000  $ 63,737   $3,387,993 $ 7,001,730        -0-         n/a       06/02/94&
                                                                                                               08/11/94         n/a
Unimproved land -
 Sun City, CA              -0-       1,320,000    96,096       47,147   1,463,243        -0-         n/a        11/02/94        n/a
Unimproved land -
 Banning, CA               -0-       1,875,000     1,500       70,109   1,946,609        -0-         n/a        12/21/94        n/a
Unimproved land -
 San Diego                 -0-       1,658,000   540,777       85,398   2,284,175        -0-         n/a        08/23/95        n/a
Unimproved land -
 Sun City                  -0-         500,000     4,780        5,162     509,942        -0-         n/a        04/26/95        n/a
Unimproved land -
 Simi Valley               -0-       1,220,000    72,794       54,963   1,347,757        -0-         n/a        04/22/96        n/a
                                     --------    ------
Combined encum-
 brances of other prop. 163,874
                       --------
                      $3,187,332   $10,123,000  $779,684   $3,650,772 $14,553,456        -0-
                      ==========   ===========  ========   ========== ===========        ===

Less valuation allowance:                                               3,978,272
                                                                        ---------

Net Carrying value:                                                   $10,575,184
                                                                      ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                  $ 7,481,697

Additions
  Initial Costs        1,220,000
  Improvements           645,724
  Carrying Cost        1,323,505
                       ---------
  Total Additions                    3,189,229
                                     ---------
Less: Increase in
   valuation allowance:                 95,742
                                     ---------
Ending balance                     $ 10,575,184
                                   ============


                                                     TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                       Schedule II- Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1995

COLUMN    A                  B           C                  D            E               F             G           H           I
-----------------------------------------------------------------------------------------------------------------------------------
                                                   COSTS CAPITALIZED
                                                      SUBSEQUENT       Gross
                                                    TO ACQUISITION   amount at                                             Estimated
                                   Initial                  Carrying which Carried   Accumulated     Date of       Date  Depreciable
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------
nimproved land -
 San Jacinto, CA      $2,026,071   $3,550,000  $ 63,737    $2,254,803 $    5,868,540    -0-           n/a      06/02/94 &
                                                                                                                08/11/94       n/a
Unimproved land -
 Sun City, CA                -0-    1,320,000       637        11,377      1,332,014    -0-           n/a        11/02/94      n/a
Unimproved land -
 Banning, CA                 -0-    1,875,000       -0-        25,739      1,900,739    -0-           n/a        12/21/94      n/a
Unimproved land -
 San Diego                   -0-    1,658,000    56,212        33,299      1,747,571    -0-           n/a         8/23/95      n/a
Unimproved land-
 Sun City                    -0-      500,000     4,780         2,049        506,829    -0-           n/a        04/26/95      n/a
Unimproved land-
 Simi Valley                 -0-          -0-     8,534 (A)       -0-          8,534    -0-           n/a             (A)      n/a
                       ---------    --------    -------     ---------  -------------
                      $2,026,071   $ 8,903,000 $133,960    $2,327,267 $   11,364,227    -0-
                      ==========   =========== ========    ========== ==============    ===

Less valuation allowance:                                                  3,882,530
                                                                           ---------

Net Carrying Value:                                                   $    7,481,697
                                                                      ==============

Reconciliation of carrying amount
---------------------------------

Beginning balance                  $ 4,163,501

Additions
  Initial Costs       $2,158,000
  Improvements            84,569
  Capitalized
     Carrying Costs    1,121,933
                       ---------

  Total Additions                    3,364,502
Less: Increase in
 Valuation Allowance                    46,306
                                    ----------
Ending balance                     $ 7,481,697
                                   ===========

(A) Costs incurred for defaulted loan.  The property is in foreclosure as of December 31, 1995.  (See Note 3)


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
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
San Jacinto, CA       $979,196     $2,400,000  $ 49,170   $1,198,263  $3,647,433        -0-          n/a        06/02/94        n/a
Unimproved land -
San Jacinto, CA            -0-      1,150,000       221          -0-   1,150,221        -0-          n/a        08/11/94        n/a
Unimproved land -
Sun City, CA               -0-      1,320,000       -0-          -0-   1,320,000        -0-          n/a        11/02/94        n/a
Unimproved land -
Banning, CA                -0-      1,882,071       -0-          -0-   1,882,071        -0-          n/a        12/21/94        n/a
                       ------       ---------    ------    ---------   --------
                      $979,196     $6,752,071  $ 49,391   $1,198,263  $7,999,725        -0-
                      ========     ==========  ========   ==========  ==========        ===

Less: Valuation
 Allowance:                                             3,836,224
                                                                       ---------

Net Carrying Value:                                                   $4,163,501
                                                                      ==========

Reconciliation of
 carrying amount

Beginning balance                  $      -0-

Additions
  Initial Costs       $6,752,071
  Capitalized
Carrying Costs         1,198,263
  Improvements            49,391
                       ---------
  Total Additions                   7,999,725
Less: Valuation Allowance:          3,836,224
                                    ---------

Ending balance                     $4,163,501
                                   ==========