Form 10QSB/A
period 1997-03-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

Yes [X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                           Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 1997
         (unaudited) and December 31, 1996                               3

         Consolidated Statements of Operations for the Three
         Months ended March 31, 1997 and 1996 (unaudited)                4

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 1997 and 1996 (unaudited)                5

         Notes to Consolidated Financial Statements (unaudited)        6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              10

Item 2.  Changes in Securities                                          10

Item 3.  Defaults Upon Senior Securities                                10

Item 4.  Submission of Matters to a Vote of Security Holders            10

Item 5.  Other Information                                              10

Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                              11




                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                        March 31,
                                                             1997   December 31,
                                                      (unaudited)          1996
                                                      -----------          ----
                                     Assets
                                     ------

Cash                                                 $    664,115  $    361,515
Mortgage Loans on Real Estate                                   0             0
Investment in Unimproved Land (net of
  valuation allowance of $3,978,272
  and $3,978,272, respectively)                        10,915,239    10,575,184
Accounts Receivable                                       120,401        18,507
Due from Affiliates (net of unamortized
  discount of $118,778 and $123,688, respectively)        166,961       162,051
Investment in Joint Venture                               603,811     1,610,019
                                                      -----------   -----------

         Total Assets                                $ 12,470,617  $ 12,727,276
                                                      ===========   ===========


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                     $     13,500  $      4,754
Accrued Expenses                                              800           800
Property Taxes Payable                                  3,498,446     3,251,916
Due to Affiliates                                          15,591        23,885
                                                      -----------   -----------

         Total Liabilities                              3,528,337     3,281,355
                                                      -----------   -----------

Minority Interest                                         226,631       216,173

Partners' Capital

  General Partners                                       (70,046)      (64,906)
  Limited Partners, 20,000 equity units authorized;
    15,715 units outstanding as of March 31, 1997
    and December 31, 1996                               8,785,695     9,294,654
                                                      -----------   -----------

         Total Partners' Capital                        8,715,649     9,229,748
                                                      -----------   -----------

         Total Liabilities and Partners' Capital     $ 12,470,617  $ 12,727,276
                                                      ===========   ===========

          See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                  March 31,      March 31,
                                                       1997           1996
                                                -----------   ------------------
Income
------

  Mortgage Loan Interest Income                $          0  $     35,236
  Other Interest Income                               8,670         3,687
  Investment Income                                 504,924        33,000
  Loss on Investments                              (11,086)      (22,885)
  Other Income                                          900           900
                                                -----------   -----------

         Total Income                               503,408        49,938
                                                -----------   -----------

Expenses
--------

  Loss on Decline in
    Market Value of Property                              0        47,263
  Accounting and Legal                                9,980         1,020
  Interest Expense                                        0         1,082
  General & Administrative Expenses                   5,669             0
  California Franchise Tax                            1,600             0
                                                -----------   -----------

         Total Expenses                              17,249        49,365
                                                -----------   -----------

  Net Income before Minority Interest               486,159           573

  Minority Interest                                   (213)             0
                                                -----------   -----------

  Net Income                                   $    485,946  $        573
                                                ===========   ===========

Allocation of Net Income

  General Partners                             $      4,859  $          6
                                                ===========   ===========

  Limited Partners                             $    481,087  $        567
                                                ===========   ===========

  Limited Partners, per unit                   $      30.61  $       0.04
                                                ===========   ===========





          See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                             Three Months Ended
                                                            March 31,  March 31,
                                                                 1997       1996
                                                          -----------  ----------
Cash Flows From Operating Activities

  Net Income                                             $    485,946  $    573
  Adjustments to Reconcile Net Income to
    Net Cash Provided by (Used in) Operating Activities:
     Loss on Decline in Market Value of Property                   0     47,263
     Loss on Investments                                      11,086     22,885
     Amortization on Due from Affiliates                     (4,910)          0
     Gain on Sale of Investment                            (504,924)          0
     Minority Interest in Income or Loss of Subsidiary           213          0
     Changes in assets and liabilities:
     Increase (Decrease) in Accounts Payable                   8,746     (8,767)
     Decrease in Accrued Expenses                            (8,294)   (122,849)
     Decrease in Loans Receivable                                  0    100,000
     Decrease (Increase) in Accounts Receivable            (101,894)     39,909
                                                         -----------  ---------
     Net Cash Provided by (Used in) Operating Activities   (114,031)     79,014
                                                          -----------  --------

Cash Flows from Investing Activities:
     Proceeds from Sale of Investment                      1,708,910          0
     Increase in Minority Interest                            10,245     19,852
     Increase in Development Costs                          (57,700)   (106,165)
     Decrease (Increase) in Investment in Joint Venture    (208,864)    136,211
     Increase in Carrying Cost of Properties                (35,915)   (173,705)
                                                         -----------  ----------
     Net Cash Provided by (Used in) Investing Activities  416,676      (123,807)
                                                         -----------   ---------

Cash Flows From Financing Activities:
Distributions to Partners                                 (1,000,045)         0
Capital Contributions from Partners                                 0         0
                                                          -----------   -------
         Net Cash Used in Financing Activities            (1,000,045)         0
                                                          -----------   -------

Net Increase (Decrease) in Cash                               302,600   (44,793)

Cash, Beginning of Period                                     361,515   162,491
                                                          -----------  --------

Cash, End of Period                                      $    664,115  $117,698
                                                          ===========   =======

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the three months ended March 31, 1997 consists of the Partnership capitalizing property taxes for foreclosed properties of $246,530 as well as carrying costs of $35,915.


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

NOTE 3 - Investment in Unimproved Land

The Partnership had made twelve land loans as of March 31, 1997. Three of the loans had been repaid in full, and nine of the loans had defaulted. On all the defaults which had occurred, the Partnership foreclosed on the properties securing the loans.

NOTE 4 - Restatements and reissuances of 1994 - 1996 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994-1997 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent

                                    TMP Land
                               Mortgage Fund, LTD.
                       (A California Limited Partnership)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 4 - Restatements and reissuances of 1994 - 1996 Financial Statements, continued

their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the date of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for 1994 through 1996 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods through 1998, were understated by approximately $556,000. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996 and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995, 1996 and 1997 to reflect the consolidation and related minority interests of $216,000 for Remington and Sun City as of December 31, 1996 and $227,000 at March 31, 1997.

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

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. During the three months ended March 31, 1997, the following activity occurred on the properties that the Partnership owns:

PR Equities Loan #1 and #2

The Partnership foreclosed on the property that secured these loans during 1994 and now owns the property. The current outstanding payments due as a result of the Mello-Roos tax assessment against the Partnership's lots taken back in foreclosure is approximately $3,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners' opinion that the bonds should be restructured, and the overall bonded indebtedness and the annual debt service should be reduced.

The city was forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. The buyer would be required to pay the full unpaid assessment, penalties, and interest as well as assume the full amount of the remaining assessment. The sale occurred in April 1997 but there was no buyer for the properties; therefore, the Partnership continues to own these parcels.

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

Fox Olson Loan #2

Property on Newport Avenue west of the Interstate 215 is now owned by the Partnership. A joint venture with TMP Homes has been formed to build 45 single-family homes. The final map is ready to record and a construction loan for the project is currently being sought.

LaMonte Loan

The Partnership has acquired this 6.5 acre commercial property through foreclosure in April 1996. However, the previous debtor is attempting, through litigation, to set aside the foreclosure. The bankruptcy filing by the former borrower has been withdrawn.

During the three months ended March 31, 1997, net income was generated from the Partnership's share of profits resulting from the sale of the Hollywood Studio Club Apartments. There was no interest received on mortgage loans. Approximately $1,000,000 was distributed to investors as a result of the property sale.

During the three months ended March 31, 1996, net income was derived from both mortgage loan interest and investment income from the Hollywood Studio Club Apartments. No distributions were made to investors. Distributions to investors began August 1, 1992, and continued monthly through May 1, 1995. On June 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans.

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