Form 10QSB/A
period 1997-06-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

Yes [X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                                Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (unaudited)
         and December 31, 1996                                               3

         Consolidated Statements of Operations for the Three and Six
         Months ended June 30, 1997 and 1996 (unaudited)                   4-5

         Consolidated Statements of Cash Flows for the Six Months
         ended June 30, 1997 and 1996 (unaudited)                            6

         Notes to Consolidated Financial Statements (unaudited)            7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                      June 30,
                                                          1997   December 31,
                                                   (unaudited)           1996
                                                   -----------   -----------
                                     Assets
                                     ------

Cash                                             $     564,852  $     361,515
Mortgage Loans on Real Estate                                0              0
Investment in Unimproved Land (net of valuation
 allowance of $3,983,033 and  $3,978,272,
 respectively)                                      11,313,953     10,575,184
Accounts Receivable                                    166,590         18,507
Due from Affiliates (net of unamortized
 discount of $113,719 and $123,688
 respectively)                                         172,020        162,051
Investment in Joint Venture                            603,811      1,610,019
                                                  ------------   ------------

         Total Assets                            $  12,821,226  $  12,727,276
                                                  ============   ============

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                 $       4,750  $      4,754
Property Taxes Payable                               3,721,966     3,251,916
Accrued Expenses                                             0           800
Due to Affiliates                                      103,433        23,885
                                                  ------------   -----------

         Total Liabilities                           3,830,149     3,281,355
                                                  ------------   -----------

Minority Interest                                      262,032       216,173

Partners' Capital

  General Partners                                    (69,912)      (64,906)
  Limited Partners, 20,000 equity units
    authorized; 15,715 units outstanding
    as of June 30, 1997 and December 31, 1996        8,798,957     9,294,654
                                                  ------------   -----------

         Total Partners' Capital                     8,729,045     9,229,748
                                                  ------------   -----------

         Total Liabilities and Partners' Capital $  12,821,226  $ 12,727,276
                                                  ============   ===========



           See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                        June 30,        June 30,
                                                            1997            1996
                                                  --------------   -------------
Income

  Interest Income                                $        12,751  $      (4,088)
  Joint Venture Income                                    45,124          63,784
  Loss on Investments                                   (33,837)         (2,099)
  Other Income                                               900             900
                                                  --------------   -------------

         Total Income                                     24,938          58,497
                                                  --------------   -------------


Expenses

  Loss on Decline in Market Value of Property              4,761          11,419
  Joint Venture Expense                                    6,110               0
                                                  --------------   -------------

         Total Expenses                                   10,871          11,419
                                                  --------------   -------------

Net Income before Minority Interest                       14,067          46,927

  Minority Interest                                        (671)               0
                                                  --------------   -------------

  Net Income                                     $        13,396  $       46,927
                                                  ==============   =============


Allocation of Net Income

  General Partners                               $           133  $          469
                                                  ==============   =============

  Limited Partners                               $        13,263  $       46,458
                                                  ==============   =============

  Limited Partners, per unit                     $          0.84  $         2.96
                                                  ==============   =============


          See Accompanying Notes to Consolidated Financial Statements
                                       4


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Six Months Ended
                                                     June 30,       June 30,
                                                         1997           1996
                                                  -----------   ------------
Income
------

  Interest Income                                $     21,422  $      67,835
  Joint Venture Income                                550,048         63,784
  Loss on Investments                                (44,923)       (24,984)
  Other Income                                          1,800          1,800
                                                  -----------   ------------

         Total Income                                 528,347        108,435
                                                  -----------   ------------


Expenses
--------

  Loss on Decline in
   Market Value of Property                             4,761         58,682
  Outside Services                                     12,480          1,020
  Interest Expense                                          0          1,082
  State Franchise Taxes                                 1,600
  Joint Venture Expense                                 9,279            151
                                                  -----------   ------------

         Total Expenses                                28,120         60,935
                                                  -----------   ------------

  Net Income before Minority Interest                 500,027         47,500

  Minority Interest                                     (885)              0
                                                  -----------   ------------

  Net Income                                     $    499,342  $      47,500
                                                  ===========   ============

Allocation of Net Income

  General Partners                               $      4,993  $         475
                                                  ===========   ============

  Limited Partners                               $    494,349  $      47,025
                                                  ===========   ============

  Limited Partners, per unit                     $      31.46  $        2.99
                                                  ===========   ============



          See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                          Six Months Ended
                                                      June 30,       June 30,
                                                          1997           1996
                                                  ------------   ------------

Cash Flows From Operating Activities
  Net Income                                     $     499,342  $      47,500
  Adjustments to Reconcile Net Income to
    Net Cash Provided by (Used in)
    Operating Activities:
      Loss on Decline in Market Value                    4,761         58,682
      Loss on Investments                               44,923         24,984
      Minority interest in income or
      loss of subsidiary                                  885
      Gain on Sale of Investment                      (550,048)             0
      Amortization on Due from Affiliates               (9,969)             0
      Changes in assets and liabilities:
      Decrease in Accounts Payable                          (4)       105,615
      Increase (Decrease) in Accrued Expenses           78,748       (165,617)
      Decrease (Increase) in Accounts Receivable      (148,083)        15,001
                                                  ------------   ------------
        Net Cash Provided by (Used in) Operating
        Activities                                     (79,445)        86,165
                                                  ------------   ------------

Cash Flows From Investing Activities:
   Proceeds from Sale of Investment                  1,725,096              0
   Increase in Carrying Cost of Properties             (71,590)      (116,243)
   Increase in Land Development Costs                 (201,890)      (281,878)
   Increase in Minority Interest                        44,974         43,893
   Increase in Investment in Joint Ventures           (213,763)       105,572
                                                  ------------   ------------
     Net Cash Provided by (Used in) Investing
     Activities                                      1,282,827       (248,656)
                                                  ------------   ------------

Cash Flows From Financing Activities:
Distributions to Partners                           (1,000,045)             0
                                                  ------------   ------------
         Net Cash Used in Financing Activities      (1,000,045)             0
                                                  ------------   ------------

Net Increase (Decrease) in Cash                        203,337       (162,491)

Cash, Beginning of Period                              361,515        162,491
                                                  ------------   ------------

Cash, End of Period                              $     564,852  $           0
                                                  ============   ============

Cash Paid for Income Taxes                       $         800

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the six months ended June 30, 1997 consists of the Partnership capitalizing property taxes for foreclosed properties of $470,050 as well as carrying costs of $71,590. A valuation allowance of $4,761 was recorded to reduce the net carrying value of the properties to their fair market values.

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

NOTE 4 - Property Taxes Payable

As of June 30, 1997, the Partnership owed approximately $4,000,000 in property taxes payable on the PR Equities properties. This includes approximately $3,000,000 of Mello-Roos tax. In addition, the Partnership owed approximately $99,000 in property taxes on the Sunset Crossing and LaMonte properties.

If the property taxes remain delinquent for five years, the County can foreclose on the property.

                                TMP Land Mortgage
                                   Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - Restatements and reissuances of 1994 - 1996 Financial Statements

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

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods, were understated by approximately $556,000. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996 and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995, 1996 and 1997 to reflect the consolidation and related minority interests of $216,000 for Remington and Sun City as of December 31, 1996 and $262,000 at June 30, 1997.

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

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. During the six months ended June 30, 1997, the following activity occurred on the properties that the Partnership owns:

PR Equities Loan #1 and #2

The Partnership foreclosed on the property that secured these loans during 1994 and now owns the property. The current outstanding payments due as a result of the Mello-Roos tax assessment against the Partnership's lots taken back in foreclosure is over $4,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners' opinion that the bonds should be restructured, and the overall bonded indebtedness and the annual debt service should be reduced.

The city was forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. The buyer would be required to pay the full unpaid assessment, penalties, and interest as well as assume the full amount of the remaining assessment. The sale occurred in April 1997 but there was no buyer for the properties; therefore, the Partnership continues to own these parcels.

See restatement and resissuance of financial statements in Note 5 to the Partnership's consolidated financial statements.

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

LaMonte Loan

The Partnership acquired this 6.5 acre commercial property through foreclosure in April 1996. However, the previous debtor is attempting, through litigation, to set aside the foreclosure. The bankruptcy filing by the former borrower has been withdrawn.

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