Form 10QSB/A
period 1997-09-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

Yes [X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                              Page

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of September 30, 1997
        (unaudited) and December 31, 1996                                  3

        Consolidated Statements of Operations for the Three
        and Nine Months ended September 30, 1997 and 1996
       (unaudited)                                                      4-5

        Consolidated Statements of Cash Flows for the
        Nine Months ended September 30, 1997 and 1996 (unaudited)         6

        Notes to Consolidated Financial Statements (unaudited)          7-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9-10


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                11

Item 2. Changes in Securities                                            11

Item 3. Defaults Upon Senior Securities                                  11

Item 4. Submission of Matters to a Vote of Security Holders              11

Item 5. Other Information                                                11

Item 6. Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                               12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                    September 30,
                                                             1997   December 31,
                                                      (unaudited)          1996
                                                    ------------    -----------
                                     Assets
                                     ------

Cash                                               $    1,081,369  $    361,515
Mortgage Loans on Real Estate                                   0             0
Investment in Unimproved Land
 (net of valuation allowance of  $3,983,458
  and $3,978,272, respectively)                        10,344,213    10,575,184
Due from Affiliates (net of unamortized discount
    of $108,506 and $123,688, respectively)               177,233       162,051
Accounts Receivable                                        90,404        18,507
Investment in Joint Venture                               608,411     1,610,019
                                                    -------------   -----------

         Total Assets                              $   12,301,630  $ 12,727,276
                                                    =============   ===========

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                   $        2,912  $      4,754
Property Taxes Payable                                  3,974,138     3,251,916
Accrued Expenses                                                0           800
Due to Affiliates                                          49,626        23,885
                                                    -------------   -----------

         Total Liabilities                              4,026,676     3,281,355
                                                    -------------   -----------

Minority Interest                                         283,553       216,173

Partners' Capital

  General Partners                                       (77,288)      (64,906)
  Limited Partners, 20,000 equity units
  authorized; 15,715 units outstanding as
  of June 30, 1997 and December 31, 1996               8,068,689     9,294,654
                                                    -------------   -----------

         Total Partners' Capital                        7,991,401     9,229,748
                                                    -------------   -----------

         Total Liabilities and Partners' Capital   $  12,301,630   $ 12,727,726
                                                    =============   ===========

           See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                  September 30,    September 30,
                                                           1997             1996
                                                    -----------   --------------
Income
------

  Gain on Sale of Land                             $    554,335  $             0
  Interest Income                                        13,698           92,588
  Joint Venture Income                                        0           17,347
  Loss on Investments                                  (24,767)        (168,861)
  Other Income                                              900            1,900
                                                    -----------   --------------

         Total Income                                   544,166         (57,026)
                                                    -----------   --------------


Expenses

  Loss on Decline in Market Value of Property               425           31,395
  Loan Costs                                             42,693                0
  Outside Services                                        2,148                0
  Joint Venture Expense                                   3,863                0
                                                    -----------   --------------

         Total Expenses                                  49,129           31,395
                                                    -----------   --------------

  Net Income before Minority Interest                   495,037         (88,421)

  Minority Interest                                       (362)            (332)
                                                    -----------   --------------

  Net Income (Loss)                                $    494,675  $      (88,753)
                                                    ===========   ==============

Allocation of Net Income (Loss)

  General Partners                                 $      4,947  $         (888)
                                                    ===========   ==============

  Limited Partners                                 $    489,728  $      (87,865)
                                                    ===========   ==============

  Limited Partners, per unit                       $      31.16  $        (5.59)
                                                    ===========   ==============


           See Accompanying Notes to Consolidated Financial Statements
                                        4



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Nine Months Ended
                                                  September 30,   September 30,
                                                           1997            1996
                                                  -------------   -------------
Income
------

  Gain on Sale of Land                           $      554,335  $            0
  Interest Income                                        32,622         160,423
  Joint Venture Income                                  550,048          81,131
  Loss on Investments                                  (68,416)       (193,845)
  Other Income                                            2,700           3,700
                                                  -------------   -------------

         Total Income                                 1,071,289          51,409
                                                  -------------   -------------


Expenses
--------

  Loss on Decline in Market Value of Property             5,186          90,077
  Loan Costs                                             42,693               0
  Outside Services                                       14,628           1,020
  Interest Expense                                            0           1,082
  California Franchise Taxes                              1,600               0
  Joint Venture Expense                                  12,342             151
                                                  -------------   -------------

         Total Expenses                                  76,449          92,330
                                                  -------------   -------------

  Net Income (Loss) before Minority Interest            994,840        (40,921)

  Minority Interest                                       (822)           (332)
                                                  -------------   -------------

  Net Income (Loss)                              $      994,018  $     (41,253)
                                                  =============   =============

Allocation of Net Income (Loss)

  General Partners                               $        9,940  $        (413)
                                                  =============   =============

  Limited Partners                               $      984,078  $     (40,840)
                                                  =============   =============

  Limited Partners, per unit                     $        62.62  $       (2.60)
                                                  =============   =============

          See Accompanying Notes to Consolidated Financial Statements
                                        5



                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                         Nine Months Ended
                                                   September 30,  September 30,
                                                           1997          1996
                                                    -----------   -----------
Cash Flows From Operating Activities
  Net Income (Loss)                                $    994,018  $   (41,253)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by (Used in)
     Operating Activities:
      Loss on Decline in Market Value of Property         5,186        90,077
      Gain on Sale of Land                            (554,335)             0
      Loss on Investments                                68,416       193,845
      Gain on Sale of Investment                      (550,048)             0
      Amortization on Due from Affiliates              (15,182)
      Minority Interest in Income of Subsidiary             822           332
      Changes in assets and liabilities:
      Decrease in Accounts Payable                      (1,842)       (1,842)
      Decrease in Accrued Expenses                       24,941     (189,540)
      Decrease in Loans Receivable                            0     2,000,000
      Increase in Due From Affiliates                         0      (60,348)
      Decrease (Increase) in Accounts Receivable       (71,897)        28,915
                                                    -----------   -----------
         Net Cash Provided by (Used in) Operating
          Activities                                   (99,921)     2,019,854
                                                    -----------   -----------

Cash Flows from Investing Activities:
   Proceeds from Sale of Land                         1,950,000             0
   Proceeds from Sale of Investment                   1,725,096             0
   Increase in Land Development Costs                 (308,006)     (378,803)
   Increase in Minority Interest in Investments          66,558       187,937
   Increase in Capitalized Carrying Costs             (139,652)     (215,761)
   Increase in Investment in Joint Ventures           (241,856)     (590,254)
                                                    -----------   -----------
     Net Cash Provided by (Used in) Investing
      Activities                                     3,052,140     (996,881)
                                                    -----------   -----------

Cash Flows From Financing Activities:
Distributions to Partners                           (2,232,365)     (682,570)
                                                    -----------   -----------
         Net Cash Used in Financing Activities      (2,232,365)     (682,570)
                                                    -----------   -----------

Net Increase in Cash                                   719,854        340,403

Cash, Beginning of Period                              361,515        162,491
                                                    ----------    -----------
Cash, End of Period                                $ 1,081,369   $    502,894
                                                    ==========    ===========

Cash Paid for Income Taxes                         $       800   $          0

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the nine months ended September 30, 1997 consists of the Partnership capitalizing property taxes for foreclosed properties of $722,222 as well as carrying costs of $139,652. A valuation allowance of $5,186 was recorded to reduce the net carrying value of the properties to their fair market values.


           See Accompanying Notes to Consolidated Financial Statements
                                        6

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

NOTE 4 - Property Taxes Payable

As of September  30, 1997,  the  Partnership  owed  approximately  $3,900,000 in property taxes payable on the PR Equities properties. This includes approximately $3,500,000 of Mello-Roos tax. In addition, the Partnership owed approximately $36,000 in property taxes on the other Partnership properties. If the property taxes remain delinquent for five years, the County can foreclose on the property.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - Restatements and reissuances of 1994 - 1997 Financial Statements

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

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods through 1997, were understated by approximately $556,000. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996 and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995, 1996 and 1997 to reflect the consolidation and related minority interests of $216,000 for Remington and Sun City as of December 31, 1996 and $284,000 at September 30, 1997.

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

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. During the nine months ended September 30, 1997, the following activity occurred on the properties that the Partnership owns:

See restatement and resissuance of financial statements in Note 5 to the Partnership's consolidated financial statements.

PR Equities Loan #1 and #2

The Partnership foreclosed on the property that secured these loans during 1995 and now owns the property. The current outstanding payments due as a result of the regular tax and Mello-Roos tax assessments against the Partnership's lots taken back in foreclosure is approximately $3,900,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners' opinion that the bonds should be restructured, with the overall bonded indebtedness and the annual debt service reduced.

The city was forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. The buyer would be required to pay the full unpaid assessment, penalties, and interest as well as assume the full amount of the remaining assessment. The sale occurred in April 1997 but there was no buyer for the properties; therefore, the Partnership continues to own these parcels. During the third quarter of 1997, the bonds were purchased at a discount and the General Partners believe that the land will ultimately be foreclosed upon by the new bondholders.

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