Form 10-K/A
period 1997-12-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

The  registrant  is  filing  restated  1994-1997  financial  statements.   These
restatements reflect changes discussed in Note 7 to the consolidated financial statements.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                  FORM 10 K-A

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
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

801 N. PARKCENTER DRIVE, SUITE 235                       92705
SANTA ANA, CALIFORNIA                                  (Zip Code)
(Address of principal executive office)

                                 (714) 836-5503
              (Registrant's telephone number, including area code)
                              --------------------

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                           Name of each exchange on which
to be so registered                           each class is to be registered
N/A                                           N/A

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

                                                 Table of Contents



Report of Independent Auditors                               1

Consolidated Balance Sheets                                  2

Consolidated Statements of Operations                        3

Consolidated Statements of Partners' Capital                 4

Consolidated Statements of Cash Flows                      5-6

Notes to Consolidated Financial Statements                7-13

Supplementary Information                                14-20

                          Independent Auditor's Report

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)


We have audited the accompanying consolidated balance sheets of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1997, 1996, and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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

Balser, Horowitz, Frank & Wakeling
/s/ BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
February 3, 1998, except for note 7, for which the date is May 15, 1999



                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996



                                     Assets
                                     ------

                                                        1997               1996
                                                        ----               ----

Cash                                          $      960,479    $       361,515
Other Receivable                                     125,337             18,507
Due From Affiliates (net of unamortized
 discount of  $103,136 and $123,668,
 respectively)                                       182,603            162,051
Investments                                          607,590          1,610,019
Investment in Unimproved Land (net of
 valuation allowance of  $3,983,798 and
 $3,978,272, respectively) (Schedule II)          10,687,386         10,575,184
                                                  ----------         ----------

         Total Assets                         $   12,563,395    $    12,727,276
                                              ==============    ===============


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                              $       74,594    $         4,754
Due to Affiliates                                     29,294             23,885
Property Taxes Payable                             4,206,068          3,251,916
Accrued Expenses                                         800                800
                                                  ----------         ----------

         Total Liabilities                         4,310,756          3,281,355
                                                  ----------         ----------
Minority Interest                                    309,533            216,173

Partners' Capital (Note 3)

  General Partners                                  (77,771)           (64,906)
  Limited Partners; 20,000 Equity Units
    Authorized, 15,715 Outstanding at
    December 31, 1996 and 1995, respectively       8,020,877          9,294,654
                                                  ----------         ----------

Total Partners' Capital                            7,943,106          9,229,748
                                                  ----------         ----------

Total Liabilities and Partners' Capital       $   12,563,395    $    12,727,276
                                              ==============    ===============


          See Accompanying Notes to Consolidated Financial Statements


                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1997, 1996 and 1995

                                                   1997         1996        1995
                                                   ----         ----        ----
Income
------

  Mortgage Loan Interest Income              $        0   $ 152,733    $697,431
  Other Interest Income                          48,916       13,585     19,740
  Gain on Sale of Land                          505,740            0          0
  Gain on Sale of Investment                    521,110            0          0
  Loss on Investments                           (93,722)    (192,224)   (64,417)
  Investment Income                               1,370      146,011     11,662
  Other Income                                    3,600        4,600      3,600
                                              ---------    ---------    -------
         Total Income                           987,014      124,705    668,016
                                              ---------    ---------    -------
Expenses
--------

  Loss on Decline in Market
    Value of Property                             5,526       95,742     46,306
  Discount on Due from Affiliates                     0      126,881          0
  Accounting and Legal                           14,448        1,820     18,352
  Advertising                                         0            0        642
  California Franchise Tax                        2,400        2,400        800
  Loan Administration                                 0          151          0
  Office Expenses                                 4,830            0      3,150
  Interest Expense                                1,082            0        598
  Postage and Printing                            2,779            0      5,502
  Secretarial and Bookkeeping Support             9,087            0      9,460
                                              ---------    ---------    -------
         Total Expense                           40,152      226,994     84,810
                                              ---------    ---------    -------
Net Income (Loss) Before Minority Interest      946,862    (102,289)    583,206

Minority Interest in Income or (Loss)
   of Subsidiary                                 (1,139)      (1,110)        27
                                              ---------    ---------    -------
Net Income (Loss)                            $  945,723   $(103,399)   $583,233
                                             ==========   =========    ========

Allocation of Net Income (Loss)

  General Partners, in the Aggregate         $   9,457    $  (1,034)   $  5,832
                                             =========    =========    ========

  Limited Partners, in the Aggregate         $ 936,266    $(102,365)   $577,401
                                             =========    =========    ========

  Limited Partners, per Equity Unit          $      60    $      (7)   $     37
                                             =========    =========    ========




          See Accompanying Notes to Consolidated Financial Statements


                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
                 For the Years Ended December 31, 1997, 1996 and
                                      1995



                                           General      Limited
                                          Partners     Partners        Total

Partners' Capital (deficit),
 December 31, 1994                            (37,482)  12,009,430   11,971,948

Net Income for 1995                             5,832      577,401      583,233

Distribution to Partners in 1995              (25,396)  (2,514,068)  (2,539,464)
                                          -----------  -----------  -----------

Partners' Capital (deficit),
 December 31, 1995                            (57,046)  10,072,763   10,015,717

Net Loss for 1996                              (1,034)    (102,365)    (103,399)

Distribution to Partners in 1996               (6,826)    (675,744)    (682,570)
                                          -----------  -----------  -----------

Partners' Capital (deficit),
 December 31, 1996                            (64,906)   9,294,654    9,229,748

Net Income for 1997                             9,457      936,266      945,723

Distribution to Partners in 1997              (22,323)  (2,210,042)  (2,232,365)
                                          -----------  -----------  -----------

Partners' Capital (deficit),
 December 31, 1997                       $   (77,772) $  8,020,878 $  7,943,106
          === ====                       ===========  ============ ============


Distributions to Limited Partners, per equity unit, for 1997, 1996 and 1995 were $141, $43, and $160, respectively, as determined by dividing the distribution to limited partners for the year by number of units outstanding at the end of the year.

           See Accompanying Notes to Consolidated Financial Statements
                                       -4-



                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                      Consolidated Statements of Cash Flows
                For Years Ended December 31, 1997, 1996 and 1995

                                             1997          1996         1995
                                             ----          ----         ----
Cash Flow from Operating Activities
  Net Income (Loss)                      $    945,723 $   (103,399) $   583,233
  Adjustments to Reconcile Net Income
 (Loss) to
    Net Cash Provided by (Used in)
    Operating Activities:
      Loss on Decline in Market Value of
      Property                                 5,526        95,742       46,306
      Gain on Sale of Investment            (521,110)            0            0
      Gain on Sale of Land                  (505,740)            0            0
      Discount on Due from Affiliates              0       126,881            0
      Amortization of Discount on Due
      from Affiliates                        (20,552)       (3,193)           0
      Loss on Investments                     93,722       199,224       64,417
      Minority Interest in Income or
      (Loss) of Subsidiary                     1,139         1,110           27
      Changes in Assets and Liabilities:
      Decrease in Accrued Interest
      Receivable                                   0             0       91,902
      (Increase) Decrease in Other
      Receivables                           (106,830)      139,459     (157,966)
      Increase (Decrease) in Accounts
      Payable                                 69,840       (28,668)      17,245
      (Increase) Decrease in Mortgage
      Loans                                        0     2,000,000    2,825,000
      Increase or (Decrease) in Due to
       Affiliates                              5,409      (142,990)     166,006
                                          ----------   -----------   ----------

         Net Cash Provided by (Used in)
         Operating Activities                (32,873)    2,276,056    3,636,222
                                          ----------   -----------   ----------

Cash Flows From Investing Activities:
      Proceeds from Sale of Investment     1,725,096             0            0
      Proceeds from Sale of Land           1,950,000             0            0
      Increase in Minority Interest           92,221       179,927       35,136
      Increase in Investments               (295,279)     (932,115)  (1,220,363)
      Payment for Development and
      Carrying Costs                        (607,836)     (643,384)    (192,627)
                                          ----------   -----------   ----------
         Net Cash Provided by (Used In)
         Investing
         Activities                        2,864,202    (1,395,572)  (1,377,854)
                                          ----------   -----------   ----------
Cash Flows From Financing Activities:
  Distributions to Partners               (2,232,365)     (682,570)  (2,539,464)
                                          ----------   -----------   ----------
Net Increase or (Decrease) in Cash           598,964       199,024     (281,096)

Cash, Beginning                              361,515       162,491      443,587
                                          ----------   -----------   ----------

Cash, Ending                             $   960,479  $    361,515  $   162,491
                                         ===========  ============  ===========


Cash paid for income taxes               $       800  $        800  $      800
                                         ===========  ============  ==========

          See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                Consolidated Statements of Cash Flows - Continued
                For Years Ended December 31, 1997, 1996 and 1995

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Non-cash investing and financing activities during the years ended December 31, 1997, 1996 and 1995 consist of the following:

During the years ended December 31, 1997, 1996 and 1995, the Partnership recorded an increase in the carrying costs of foreclosed land equal to additional property tax liabilities incurred of $954,152, $1,225,845, and $1,046,875, respectively.

During the years ended December 31, 1996 and 1995, the Partnership foreclosed on two loans in each year with aggregate unpaid balances of $1,320,000, and $2,125,000, respectively, and recorded the acquisition of the properties at their fair values on the dates of foreclosure, net of a valuation allowance. At December 31, 1997, 1996 and 1995, the valuation allowance totaled $3,983,798, $3,978,272, and $3,882,530, respectively.

          See Accompanying Notes to Consolidated Financial Statements
                                       -6-

                                TMP Land Mortgage
                                   Fund,, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

Note 1 -  General and Summary of Significant Accounting Policies

General - TMP Land Mortgage Fund,  Ltd., A California  Limited  Partnership (the
------
"Partnership"), was organized in 1991 in accordance with the provisions of the California Uniform Limited Partnership Act. The purpose of the Partnership is to make short-term (generally one to three-year) loans to unaffiliated parties secured by first trust deeds (mortgages) on unimproved real property primarily in the Inland Empire area of Southern California and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans.

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

Income  Taxes - No  provision  for  federal  income  taxes  has been made in the
------------
accompanying consolidated financial statements as all profits and losses flow through to the respective partners and are recognized on their individual income tax returns. However, the minimum California franchise tax paid by the Partnership and it's consolidated entities at December 31, 1997 and 1996 was $800 per year.

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

Use of Estimates - In the preparation of financial statements in conformity with
---------------
generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

                                TMP Land Mortgage
                                   Fund,, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

Note 1 -  General and Summary of Significant Accounting Policies, continued:

Concentration - All unimproved land parcels held for sale are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market conditions. The Partnership attempts to mitigate any potential risk by monitoring the market condition and holding the land parcels until the real estate market recovers.

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

Note 4 - Allocation of Profits and Losses and Cash Distributions

Profit, losses, and cash distributions are allocated ninety-nine percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances, at which time, remaining profits, losses and cash distributions are allocated seventy-six percent to the limited partners and twenty-four percent to the general partners. Distributions of cash from operations, if any, are made monthly within 30 days after the end of the month. Distributions made during 1997, 1996 and 1995 are shown on the accompanying consolidated statements of partners' capital.

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

Note 5 - Related Party Transactions

Unaffiliated borrowers paid broker loan placement fees to TMP Realty, Inc., an affiliate of the General Partners, of $0, $40,000 and $88,000, during 1997, 1996 and 1995, respectively, for assistance in negotiating loan terms with the Partnership. TMP Realty, Inc. pays all organization and offering expenses, including all legal, accounting, printing, registration and other costs. In addition, the borrowers paid loan servicing fees to TMP Investments, Inc., a General Partner of the Partnership, of $10,000 and $33,000 during 1996 and 1995, respectively. At December 31, 1995, the Partnership owed TMP Investments, Inc. $22,000 for loan servicing fees. During 1997 the Partnership paid $42,693 to TMP Investments, Inc, for accrued servicing fees on the La Monte loan. This payment was included in the cost of sale of the land.

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

During 1997, 1996 and 1995, respectively, the Partnership was charged $15,152, $21,421, and $17,624, respectively, (of which $1,096, $105, and $0 is included in the due to affiliates balance at year-end) by TMP Investments, Inc. for cost reimbursements for office and secretarial expenses

In November, 1996, the Partnership sold a parcel of land (including the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LTD (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships' original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. In 1996, the Partnership recognized a $126,881 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. The amortization into income for 1997 and 1996 was $20,552 and $3,193, respectively.

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

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

The Partnership would consider collateral for a loan in substance foreclosed if all of the following criteria are met:

1. The borrower has little or no equity in the collateral, considering the current fair value of the collateral; and
2. Proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and
3. The borrower has either:
     a) formally or effectively abandoned control of the collateral to the Partnership, or of the
     b) retained control of the collateral but, because of the current financial condition of borrower, or the economic prospects for the borrower and/or the collateral in the foreseeable future, it is doubtful that the borrower will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

If this occurred, the collateral would be considered foreclosed and would be recorded at its fair value

The Olson #2 note for $500,000 matured December 17, 1994 and then went into default and was foreclosed on April 26, 1995. The collateral (land) was recorded in the accounts at the loan amount that approximated the fair value of the land.

The Environmental Development loan for $1,625,000 matured October 15, 1994, went into default and was foreclosed on August 23, 1995. The collateral (land) was recorded in the accounts at the loan amount, which approximated the fair value of the land.

During the year ended December 31, 1995 the Singletary loan for $2,200,000 and the Lansing loan for $625,000 were paid in full.

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1997 and 1996


Note 6 - Mortgage loans on real estate, Continued

The LaMonte loan for $1,220,000 defaulted on April 26, 1995 and was foreclosed January 17, 1996. The collateral (land) was recorded in the accounts at the loan amount, which approximated the fair value of the land.

The Rockfield Development loan for $100,000 defaulted on April 13, 1995 and foreclosure was completed on January 17, 1996. The Partnership acquired the collateral (land) and transferred it to TMP Mortgage Income Plus, Ltd. in exchange for a note receivable. See Note 6.

The Peppertree loan for $2,000,000 matured June 28, 1995 and was paid July 30, 1996. $1,500,000 was received in cash and $500,000 was received in the form of a 20% interest in a 163.33 acre project named Village One.

Note 7 - Restatements and reissuances of 1994 - 1997 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The 1994-1997 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the date of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for 1994 through 1997 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods through December 31, 1997, were understated by a total of $368,000. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996, and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership's and

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

Note 7 - Restatements and reissuances of 1994 - 1997 Financial Statements, continued

have been restated for fiscal years 1995, 1996, and 1997 to reflect the consolidation and related minority interests of $310,000 for Remington and Sun City as of December 31, 1997.

In November, 1996, the Partnership entered into a non-interest bearing note for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest.

Note 8 - Investments

Following is a summary of the investments of the Partnership as of December 31, 1997 and 1996:
                                           1997            1996

         TMP Flowerfield, LLC            $  107,589   $    103,811

         Steadfast HSC, LLC                       0      1,006,206

         Peppertree Park, LLC               500,000        500,000
                                            -------        -------


                                         $  607,590   $  1,610,019
                                         ==========   ============

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

The Partnership has a 20% interest in Peppertree, which was formed to acquire and develop certain property in San Diego, California. The Partnership's 20% interest is stated at its cost of $500,000. During 1998, Peppertree sold a parcel of land for a total sales price of $5,455,000. The Partnership recorded $50,000 for their portion of the gain on the sale of this property which is included in other income on the consolidated statements of operations.

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

Note 9 - Gain on Sale of Land

During 1997 the property acquired through foreclosure of the La Monte loan was sold.

    Sales Price                                       $1,950,000
                                                      ----------

    Cost of property (balance of foreclosed loan)      1,220,000
    Foreclosure costs                                    135,580
    Carrying costs capitalized                            82,778
    Closing costs                                          5,902
                                                      ----------
    Total costs                                        1,444,260
                                                      ----------

    Gain on sale                                      $  505,740
                                                      ==========

Note 10 - Gain on Sale of Investments

During 1995 the Partnership invested in Steadfast H.S.C., LLC which was formed to acquire and operate an apartment building. During 1997 the building was sold and the proceeds distributed to the members of the Limited Liability Company.

    Partnership share of net proceeds                 $ 1,725,096
                                                       ----------
    Amount invested                                       854,474
    Share of income for 1995-1997                         181,520
    Share of sales commissions                            167,992
                                                       ----------
    Total Costs                                         1,203,986
                                                       ----------
    Gain on sale                                      $   521,110
                                                      ===========


                                             SUPPLEMENTARY INFORMATION



                                                     TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                             Schedule I - Mortgage Loans on Real Estate
                                        (Schedule XII, Rule 12-29, for SEC Reporting Purposes
                                                          December 31, 1997


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
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
None                       n/a       n/a          n/a        n/a          $             0     $             0        $            0

                                     Beginning Balance                    $             0
                                        Additions during period:
                                          New mortgage loans                            0
                                        Reduction during period:
                                          Loans paid off                                0
                                          Loans foreclosed                              0
                                                                          ---------------
                                      Ending Balance                      $             0
                                                                          ===============



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
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
None                       n/a       n/a          n/a        n/a          $             0     $             0        $            0

                                     Beginning Balance                    $     3,320,000
                                        Additions during period:
                                          New mortgage loans                            0
                                        Reduction during period:
                                          Loans paid off                       (2,000,000)
                                          Loans foreclosed                     (1,320,000)
                                                                          ---------------
                                      Ending Balance                      $             0
                                                                          ===============



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


COLUMN   A                   B           C          D          E               F                    G                     H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans Subject
                                      Final       Periodic                 Face                  Carrying            to Delinquent
  Description              Interest   Maturity    Payment    Prior         Amount of             Amount of           Principal or
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
1. Rockfield Development
 (Note3)                   12.5%       03/01/95    (B)         None            100,000               100,000       $       100,000
4. La Monte (Note 3)       12.5%       04/25/95    (B)         None          1,220,000             1,220,000             1,220,000
6. Peppertree Land
Company (Note 3)           12.5%       06/28/95    (B)         None          2,000,000             2,000,000                  None
                                                                             ---------             ---------        --------------
                                                                          $  3,320,000       $     3,320,000       $     1,320,000

                                     Beginning  Balance                   $  8,270,000
                                      Additions during period:
                                         New mortgage loans                          0
                                      Reduction during period:
                                         Loans paid off                     (2,825,000)
                                         Loans foreclosed                   (2,125,000)
                                                                            ----------

                                     Ending Balance                       $   3,320,000
                                                                          =============

(A) All  loans  are  first  mortgage  on  unimproved  property  in the  Southern California  area.
(B) All loans provide for level monthly  payments of interest only with the entire face amount of the mortgage due at maturity.
(C) This loan was originally due on June 28, 1995 and was extended up to December 28, 1995.  Currently under another agreement it is on a month-to-month basis.



                                            TMP LAND MORTGAGE FUND, LTD
                                        (A California Limited Partnership)
                              Schedule II - Real Estate and Accumulated Depreciation
                               (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                       For the Year Ended December 31, 1997

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
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto          $ 3,941,330  $ 3,550,000 $ 63,737   $ 4,311,391 $7,925,128        -0-         N/A        06/02/94&
                                                                                                               08/11/94        N/A
Unimproved land -
 Sun City                  -0-       1,320,000      638        75,465  1,396,103        -0-         N/A        11/02/94        N/A
Unimproved land -
 Banning                   -0-       1,875,000    1,500       121,355  1,997,855        -0-         N/A        12/21/94        N/A
Unimproved land -
 Sun City                  -0-         159,871    4,780         6,291    666,162        -0-         N/A        03/29/95        N/A
Unimproved land -
 San Diego                 -0-       1,658,000  888,804       139,132  2,685,936        -0-         N/A        08/23/95        N/A
                            -        ---------  -------     ---------  ---------        ---
Combined encum. -
 other properties         264,738
                       ----------
                      $ 4,206,068  $ 8,903,000 $1,114,550 $ 4,653,634 $14,671,184       -0-
                      ===========  =========== ========== =========== ==========        ===

Less valuation allow-
 ance:                                             $ 3,983,798
                                                                      -----------
Net carrying value                                                    $10,687,386
                                                                      ===========

Reconciliation of
 carrying amount

Beginning balance                  $ 10,575,184

Additions
 Improvements         $    407,660
 Carrying Costs/
 Improv.                 1,152,390
                         ---------
  Total Additions                     1,560,050
Deductions:
 Initial Costs           1,220,000
 Improvements               72,794
 Carrying costs            149,528
 Increase in valu-
  tion allowance             5,526
  Total Deductions                    1,447,848
                                      ---------
Ending balance                     $ 10,687,386
                                   ============
Ending balance                     $  9,658,698
                                   ============



                                            TMP LAND MORTGAGE FUND, LTD
                                        (A California Limited Partnership)
                              Schedule II - Real Estate and Accumulated Depreciation
                               (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                       For the Year Ended December 31, 1996


COLUMN    A                  B           C                  D            E               F             G           H           I
-----------------------------------------------------------------------------------------------------------------------------------
                                                   COSTS CAPITALIZED
                                                      SUBSEQUENT       Gross
                                                    TO ACQUISITION   amount at                                             Estimated
                                   Initial                  Carrying which Carried   Accumulated     Date of       Date  Depreciable
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
San Jacinto, CA       $  3,023,458 $ 3,550,000 $ 63,737   $ 3,387,993 $ 7,001,730      -0-           n/a       06/02/94&
                                                                                                               08/11/94        n/a
Unimproved land -
Sun City, CA                -0-      1,320,000   96,096        47,147   1,463,243      -0-           n/a        11/02/94       n/a
Unimproved land -
Banning, CA                 -0-      1,875,000    1,500        70,109   1,946,609      -0-           n/a        12/21/94       n/a
Unimproved land -
San Diego                   -0-      1,658,000  540,777        85,398   2,284,175      -0-           n/a        08/23/95       n/a
Unimproved land -
Sun City                    -0-        500,000    4,780         5,162     509,942      -0-           n/a        04/26/95       n/a
Unimproved land -
Simi Valley                 -0-      1,220,000   72,794        54,963   1,347,757      -0-           n/a        04/22/96       n/a
Combined encumbrances
 of other prop.          163,874
                         -------

                      $ 3,187,332  $10,123,000 $779,684   $ 3,650,772 $14,553,456      -0-
                      ===========  ============ ========  =========== ===========      ===

Less valuation allowance:                                               3,978,272
                                                                        ---------

Net Carrying value:                                                   $10,575,184
                                                                       ==========

Reconciliation of carrying amount

Beginning balance                              $  7,481,697

Additions
  Initial Costs        1,220,000
  Improvements           645,724
  Carrying Cost        1,323,505
                       ---------
  Total Additions                                 3,189,229
                                                  ---------
Less: Increase in
 valuation allowance:                                95,742
                                                     ------

Ending balance                                 $ 10,575,184
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

COLUMN    A                  B           C                  D            E               F             G           H           I
-----------------------------------------------------------------------------------------------------------------------------------
                                                   COSTS CAPITALIZED
                                                      SUBSEQUENT       Gross
                                                    TO ACQUISITION   amount at                                             Estimated
                                   Initial                  Carrying which Carried   Accumulated     Date of       Date  Depreciable
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
 San Jacinto, CA      $2,026,071   $ 3,550,000 $ 63,737   $2,254,803  $    5,868,540    -0-           n/a      06/02/94 &
                                                                                                               08/11/94        n/a
Unimproved land -
 Sun City, CA                -0-     1,320,000      637       11,377       1,332,014    -0-           n/a        11/02/94      n/a
Unimproved land -
 Banning, CA                 -0-     1,875,000      -0-       25,739       1,900,739    -0-           n/a        12/21/94      n/a
Unimproved land -
 San Diego                   -0-     1,658,000   56,212       33,299       1,747,571    -0-           n/a         8/23/95      n/a
Unimproved land -
 Sun City                    -0-       500,000    4,780        2,049         506,829    -0-           n/a        04/26/95      n/a
Unimproved land -
 Simi Valley                 -0-           -0-    8,534(A)      -0-            8,534    -0-           n/a             (A)      n/a
                      ----------    ----------  -------    ---------- --------------     -
                      $2,026,071   $ 8,903,000 $133,960   $2,327,267  $   11,364,227    -0-
                      ==========   =========== ========   ==========  ==============    ===

Less valuation allowance:                                                  3,882,530
                                                                      --------------

Net Carrying Value:                                                   $    7,481,697
                                                                      ==============

Reconciliation of carrying amount

Beginning balance                  $4,163,501

Additions
  Initial Costs       $2,158,000
  Improvements            84,569
  Capitalized Carry-
   ing Costs           1,121,933
                       ---------

  Total Additions                   3,364,502
Less: Increase in
 Valuation Allowance                   46,306
                                    ---------
Ending balance                     $7,481,697
                                   ==========

(A) Costs incurred for defaulted loan.  The property is in foreclosure as of December 31, 1995.  (See Note 3)