Form 10QSB/A
period 1998-03-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

Yes [X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                               Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
         and December 31, 1997                                               3

         Consolidated Statements of Operations for the
         Three Months ended March 31, 1998 and 1997 (unaudited)              4

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 1998 and 1997 (unaudited)              5

         Notes to Consolidated Financial Statements (unaudited)            6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8-9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities                                              10

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                  11



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                      March 31,
                                                        1998       December 31,
                                                    (unaudited)            1997
                                                    -----------    ------------
                                     Assets
                                     ------

Cash                                             $      736,061  $     960,479
Prepaid Expenses                                         42,330              0
Investment in Unimproved Land (net of
  valuation allowance of $3,992,548 and
  $3,983,798 respectively)                           11,118,709     10,687,386
Accounts Receivable                                     184,862        125,337
Due from Affiliates (net of unamortized
     discount of $97,603 and $103,136,
     respectively)                                      188,136        182,603
Investment in Joint Venture                             608,639        607,590
                                                  -------------   ------------
         Total Assets                            $   12,878,737  $  12,563,395
                                                 ==============  =============


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                 $      130,625  $      74,594
Accrued Expenses                                              0            800
Property Taxes Payable                                4,476,801      4,206,068
Due to Affiliates                                           956         29,294
                                                  -------------   ------------

         Total Liabilities                            4,608,382      4,310,756
                                                  -------------   ------------

Minority Interest                                       319,788        309,533

Partners' Capital

  General Partners                                      (77,697)       (77,771)
  Limited Partners, 20,000 equity units
  authorized; 15,715 units outstanding as
  of March 31, 1998 and December 31, 1997             8,028,264      8,020,877
                                                  -------------   ------------

         Total Partners' Capital                      7,950,567      7,943,106
                                                  -------------   ------------

         Total Liabilities and Partners' Capital $   12,878,737  $  12,563,395
                                                 ==============  =============

          See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                        March 31,      March 31,
                                                        ---------      ---------
                                                             1998           1997
Income
------

  Interest Income                                $       14,508  $        8,670
  Joint Venture Income                                   50,000         504,924
  Loss on Investments                                   (26,482)        (11,086)
  Other Income                                            1,200             900
                                                  -------------   -------------
         Total Income                                    39,226         503,408

                                                  -------------    ------------
Expenses
--------

  Loss on Decline in Market Value of Property             8,750               0
  Outside Services                                       13,969           9,980
  California Franchise Tax                                1,600           1,600
  Administrative Expense                                  7,531           5,669

         Total Expenses                                  31,850          17,249
                                                  -------------    ------------

  Net Income before Minority Interest                     7,376         486,159

  Minority Interest                                          85            (213)
                                                  -------------    ------------

  Net Income                                     $        7,461  $      485,946
                                                 ==============  ==============


Allocation of Net Income

  General Partners                               $           75  $        4,859
                                                 ==============  ==============

  Limited Partners                               $        7,386  $      481,087
                                                 ==============  ==============

  Limited Partners, per unit                     $         0.47  $        30.61
                                                 ==============  ==============



          See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                               Three Months Ended
                                                      March 31,        March 31,
                                                        1998              1997
                                                        ----              ----

Cash Flows From Operating Activities
  Net Income                                     $     7,461     $     485,946
  Adjustments to Reconcile Net Income to
    Net Cash Used in Operating Activities:
      Loss on Decline in Market Value of
      Property                                         8,750                 0
      Gain on Sale of Investment                           0          (504,924)
      Loss on Investments                             26,482            11,086
      Amortization of discount on Due
      from Affiliates                                 (5,533)           (4,910)
      Minority Interest in Income or
     (Loss) of Subsidiary                                 85               213
      Changes in assets and liabilities:
      Increase  in Accounts Payable                   56,031             8,746
      Increase in Prepaid Assets                     (42,330)                0
      Decrease in Accrued Expenses                   (29,138)           (8,294)
      Increase in Accounts Receivable                (59,525)         (101,894)
                                                  ----------      ------------
         Net Cash Used in Operatin
          Activities                                 (37,717)         (114,031)
                                                  ----------      ------------

Cash Flows From Investing Activities:
  Proceeds from Sale of Investment                         0         1,708,910
  Increase in Minority Interest                       10,170            10,245
  Increase in Development Costs                     (160,591)          (57,700)
  Increase in Carrying Cost of Properties             (8,750)          (35,915)
  Increase in Investment in Joint Ventures           (27,530)         (208,864)
                                                  ----------      ------------
         Net Cash Provided by (Used in)
           Investing Activities                     (186,701)        1,416,676
                                                  ----------      ------------

Cash Flows From Financing Activities:
Distributions to Partners                                  0        (1,000,045)
                                                  ----------      ------------

Net Increase (Decrease) in Cash                     (224,418)          302,600
Cash, Beginning of Period                            960,479           361,515
                                                  ----------      ------------

Cash, End of Period                              $   736,061  $        664,115
                                                 ===========  ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------

Non-cash investing and financing activities during the three months ended March 31, 1998 consists of the Partnership capitalizing property taxes for foreclosed properties of $270,733 as well as carrying costs of $9,550. A valuation allowance of $9,550 was recorded to reduce the net carrying value of the properties to their fair market values.



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

                                    TMP Land
                               Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 4 - Property Taxes Payable

As of March 31, 1998, the Partnership owed approximately $4,200,000 in property taxes payable on the PR Equities properties. This includes approximately $3,700,000 of Mello-Roos tax. In addition, the Partnership owed approximately $300,000 in property taxes on the other Partnership properties. If the property taxes remain delinquent for five years, the County can foreclose on the property.

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

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods, were understated by approximately $368,000. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996, and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995, 1996, and 1997 to reflect the consolidation and related minority interests of $310,000 for Remington and Sun City as of December 31, 1997 and $320,000 at March 31, 1998.

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

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. As of March 31, 1998, the following activity occurred on the properties that the Partnership owns:

See restatement and resissuance of financial statements in Note 5 to the Partnership's consolidated financial statements.

PR Equities Loan #1 and #2

The Partnership foreclosed on the property that secured these loans during 1994 and now owns the property. The current outstanding payments due as a result of the regular tax and Mello-Roos tax assessments against the Partnership's lots taken back in foreclosure is over $4,000,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The City of San Jacinto received the overall appraisal of the properties in the CFD during the first week of July. The low land values reflected in the appraisal confirmed the General Partners opinion that the bonds should be restructured, with the overall bonded indebtedness and the annual debt service reduced.

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