Form 10QSB/A
period 1998-06-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

Yes [X ]   No [  ]

                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                                Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
         and December 31, 1997                                                3

         Consolidated Statements of Operations for the
         Three and Six Months ended June 30, 1998 and
         1997 (unaudited)                                                   4-5

         Consolidated Statements of Cash Flows for the Six Months ended
         June 30, 1998 and 1997 (unaudited)                                 6-7

         Notes to Consolidated Financial Statements (unaudited)            8-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12-16


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities                                               17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   18


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                      June 30,
                                                          1998      December 30,
                                                   (unaudited)              1997
                                                   -----------      ------------
                                     Assets
                                     ------


Cash                                           $       616,740  $       960,479
Other Receivable                                       433,661          125,337
Prepaid expenses                                        25,019                0
Due from Affiliates (net of unamortized
    discount of $161,445 and $103,136,
    respectively)                                      289,293          182,603
Investment in Unimproved Land (net of
    valuation allowance of  $4,148,274
    and $4,042,856, respectively)                   11,517,266       10,687,386
Investment in Joint Venture                            608,038          607,590
                                                --------------   --------------

         Total Assets                          $    13,490,017  $    12,563,395
                                               ===============  ===============

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                               $       143,205  $        74,594
Due to Affiliates                                        5,109           29,294
Due to Manager (Note 1)                                  4,513                0
Property Taxes Payable                               4,677,526        4,206,068
Accrued Expenses (Note 5)                                  800              800
Construction Loan                                       36,158                0
                                                --------------   --------------

         Total Liabilities                           4,831,153        4,310,756
                                                --------------   --------------
Minority Interest                                      459,992          309,533

Partners' Capital

  General Partners                                    (75,575)          (77,771)
  Limited Partners, 20,000 equity
   units authorized; 15,715 units
   outstanding as of March 31, 1998
   and December 31, 1997                            8,238,289         8,020,877
                                                --------------   --------------
     Total Partners' Capital                        8,162,714         7,943,106
                                                --------------   --------------
     Total Liabilities and Partners' Capital   $    13,490,017  $    12,563,395
                                               ===============  ===============



           See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                       June 30,         June 30,
                                                           1998             1997
                                                           ----             ----
Income
------

  Interest Income                               $         9,786  $       12,751
  Joint Venture Income                                        0          45,124
  Gain or Loss on Investments                           295,098         (33,837)
  Other Income                                              600             900
                                                 --------------   -------------
         Total Income                                   305,484          24,938
                                                 --------------   -------------

Expenses
--------

   Loss on Decline in Market Value of Property            4,495           4,761
   Discount on Due from Affiliates                       73,268               0
  Operating Expenses                                      5,441               0
  Outside Services                                       10,023               0
  Joint Venture Expense                                       0           6,110
                                                 --------------   -------------
         Total Expenses                                  93,227          10,871
                                                 --------------   -------------
  Net Income before Minority Interest                   212,257          14,067

  Minority Interest                                         (90)           (671)
                                                 --------------   -------------

  Net Income                                    $       212,167  $       13,396
                                                ===============  ==============

Allocation of Net Income

  General Partners                              $         2,122  $          133
                                                ===============  ==============

  Limited Partners                              $       210,045  $       13,263
                                                ===============  ==============

  Limited Partners, per unit                    $         13.37  $         0.84
                                                ===============  ==============



           See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Six Months Ended
                                                       June 30,        June 30,
                                                           1998            1997
                                                           ----            ----
Income
------

  Interest Income                               $       24,294  $        21,422
  Gain or Loss on Investments                          268,596          (44,923)
  Joint Venture Income                                  50,000          550,048
  Other Income                                           1,800            1,800
                                                 -------------    -------------

         Total Income                                  344,690          528,347
                                                 -------------    -------------


Expenses
--------

  Loss on Decline in Market Value of Property           13,245            4,761
  Discount on Due from Affiliates                       73,268                0
  Operating Expenses                                    26,941                0
  Outside Services                                      10,023           12,480
  California Franchise Taxes                             1,600            1,600
  Joint Venture Expense                                      0            9,279
                                                 -------------    -------------
         Total Expenses                                125,077           28,120
                                                 -------------    -------------
  Net Income before Minority Interest                  219,613          500,027

  Minority Interest in Investments                          (5)            (885)
                                                 -------------    -------------

  Net Income                                    $      219,608  $       499,342
                                                ==============  ===============

Allocation of Net Income

  General Partners                              $        2,196  $         4,993
                                                ==============  ===============

  Limited Partners                              $      217,412  $       494,349
                                                ==============  ===============

  Limited Partners, per unit                    $        13.83  $         31.46
                                                ==============  ===============



           See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                       Six Months Ended
                                                    June 30,          June 30,
                                                        1998              1997
                                                    -------           -------
Cash Flows From Operating Activities
  Net Income (Loss)                             $  219,608      $     499,342
  Adjustments to Reconcile Net Income to
    Net Cash Used in Operating Activities:
      Loss on Decline in Market Value
      of Property                                   13,245              4,761
      (Gain) or Loss on Investments               (268,596)            44,923
      Gain on Sale of Investment                         0           (550,048)
      Amortization of discount on
      Due from Affiliates                          (14,958)            (9,969)
      Discount on Due from Affiliates               73,268                  0
      Minority Interest in Income of Subsidiary          5                885
      Changes in assets and liabilities:
      Increase (Decrease) in Accounts Payable       68,611                 (4)
      Increase in Prepaid Assets                   (25,019)                 0
      Increase in Accrued Expenses                       0               (800)
      Increase in Other Receivable                (308,324)          (148,083)
      Increase in Due from Affiliates             (165,000)            79,548
      Decrease in Due to Affiliates                (24,185)                 0
      Increase in Due to Manager                     4,513                  0
                                                 ---------       ------------
         Net Cash Used in Operating Activities    (426,837)           (79,445)

Cash Flows from Investing Activities:
  Proceeds from Sale of Investment                       0          1,725,096
  Increase in Land Development Costs             (332,973)          (201,890)
  Increase in Minority Interest                    150,459             44,974
  Increase in Carrying Costs of Property          (38,694)           (71,590)
  Decrease (Increase) in Investment
  in Joint Ventures                               268,148            (213,763)
                                                 --------         -----------
      Net Cash Provided by Investing Activities    46,940           1,282,827
                                                 --------         ----------
Cash Flows from Financing Activities:
  Proceeds from Construction Loan                  36,158                    0
  Distributions to Partners                             0          (1,000,045)
                                                 --------        ------------
         Net Cash Used in Financing Activities     36,158          (1,000,045)
                                                 --------        ------------
Net Increase (Decrease) in Cash                  (343,739)            203,337

Cash, Beginning of Period                         960,479             361,515
                                                 --------        ------------
Cash, End of Period                             $ 616,740       $     564,852
                                                =========       =============



          See Accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                Consolidated Statements of Cash Flows, continued
                                   (Unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Non-cash investing and financing activities during the six months ended June 30, 1998 consists of the Partnership capitalizing property taxes for foreclosed properties of $703,388 as well as carrying costs of $38,694. A valuation allowance of $13,245 was recorded to reduce the net carrying value of the properties to their fair market values.

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

NOTE 1 - The Partnership and its Significant Accounting Policies

TMP Land Mortgage Fund, Ltd. (the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The General Partners in the Partnership are William O. Passo, Anthony W. Thompson, Scott E. McDaniel of TMP Properties, a California General Partnership and TMP Investments Inc.

On March 12, 1998, the General Partners of the Partnership entered into an agreement (the Agreement) with PacWest Inland Empire, LLC (PacWest), Delaware limited liability company, whereby PacWest paid the General Partners of the Partnership and ten other related partnerships, a total of $300,000; and agreed to pay up to a total of $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Agreement.

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

Basis of Presentation - The Partnership prepares its financial statements on the
---------------------
accrual basis of accounting.

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

NOTE 1 - The Partnership and its Significant Accounting Policies, Continued

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

NOTE 5 - Property Taxes Payable

As of June 30, 1998, the Partnership owed approximately $4,400,000 in property taxes payable on the PR Equities properties. This includes approximately $3,600,000 of Mello-Roos tax. In addition, the

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - Property Taxes Payable, continued

Partnership  owed  approximately   $270,000  in  property  taxes  on  the  other
Partnership properties. If the property taxes remain delinquent for five years, the County can foreclose on the property.

NOTE 6 - Related Party Transactions

During 1996, the Partnership deeded a parcel of land and adnvaced funds to an affiliate, Mortgage Income Plus and recorded a receivable for the total of $285,739. Since the terms of the transaction call for a five-year interest free note receivable, the Partnership recorded the note receivable at a discount of 12%. The Partnership is amortizing this discount over a five-year period. The total amortization into income for the six months ending June 30, 1998 was $11,234.

During the six months ended June 30, 1998 the Partnership loaned $165,000 to an affiliate, Mortgage Income Plus. Since the terms of the transaction call for a five-year interest free note receivable, the Partnership recorded the note receivable at a discount of 12%. The Partnership is amortizing this discount over a five-year period. The total discount recorded during the six months ended June 30, 1998 was $73,268, and the amortization into income was $3,724.

NOTE 7 - Restatement and reissuance of 1994-1997 Financial Statements

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

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 7 - Restatement and reissuance of 1994-1997 Financial Statements, continued

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996 and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995, 1996 and 1997 to reflect the consolidation and related minority interests of $310,000 for Remington and Sun City as of December 31, 1997 and $460,000 at June 30, 1998.

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

See restatement and resissuance of financial statements in Note 7 to the Partnership's consolidated financial statements.

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

As of June 30, 1998, the Partnership had received and accepted subscriptions of 15,715 units, representing total subscription proceeds in the amount of $15,715,000. All proceeds had been committed to the twelve mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans. Four loans were funded in 1993 and three loans were funded in 1994.

As a consequence of adverse changes in market conditions and other factors, three of the loans were repaid and nine of the loans were foreclosed upon. As of June 30, 1998, the following activity occurred on the properties that the Partnership owns:

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

PR Equities Loan/San Jacinto #1 and #2

The Partnership foreclosed on the property that secured these loans during 1994 and now owns the property. The current outstanding payments due as a result of the regular tax and Mello-Roos tax assessments against the partnership's lots taken back in foreclosure is over $4,400,000. This debt, plus the continuing tax accrual makes the property unsaleable in the current real estate market. The city of San Jacinto received the overall appraisal of the properties in the Community Facilities District during the first week of July 1999. The low land values reflected in the appraisal confirmed the General Partners' opinion that the bonds should be restructured, with the overall bonded indebtedness and the annual debt service reduced.

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

Environmental Development Loan

This land was acquired through foreclosure from Environmental Development and has been developed into a 181-lot subdivision. All entitlements on the property are complete and a construction loan is considered imminent. Grading should commence by mid-June 1998.
Peppertree Loan

In satisfaction of its $1.5 million loan to Peppertree, the Partnership received the $1.5 million principal together with $138,000 in accrued interest and charges in cash on July 1996, along with a 20% joint venture interest in Peppertree Park, the property being developed as residential housing. The first phase of that project has been sold to a prominent homebuilder and the proceeds were used to pay off the initial development loan. As future phases are sold, proceeds should be available to the Partnership, which can be distributed to the limited partners. It is expected that approximately $500,000 will ultimately be received from this joint venture.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Sunset Crossing

42.48 commercial acres in Banning, California. The Partnership's initial goals for this property involve the preparation of a new site plan which would allow a lot-line adjustment in order to sell the corner of the parcel to a gas station or fast food user, and create new interest for a Wal-Mart or other major retailer to consider this site. As those efforts achieve results, the property will be offered for sale. It is not presently intended that the Partnership would be involved in developing this property.

Fox Olson Loan #2

10.84 commercial acres, Sun City California. Formerly owned by Fox-Olsen, this property is listed for sale for $1.5 million. TMP has received an offer for $1.2 million and will counter at $1.5 million. It is adjacent to the 45 lots acquired through foreclosure from Fox-Olsen, which are being developed as a 45-home sub-division in a joint venture with TMP Homes, LLC. The project is known as Flowerfield Sun City. The construction loan is in place and grading commenced in April 1998.

LaMonte Loan

The Partnership acquired this 6.5 acre commercial property through foreclosure in April 1996. During September 1997, the property was sold for a profit of approximately $500,000.

Distributions to the investors began August 1, 1992, and continued monthly through May 1995. On June 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans. During 1997, the Partnership made two distributions from the proceeds of the two 1997 property sales.

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

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources

Management believes there is sufficient cash to meet anticipated Partnership cash needs for the next 12 months. However, management does not plan to pay the Mello-Roos taxes on the PR Equities properties unless the bonds can be restructured under more favorable terms. PacWest has agreed to loan and/or secure a loan for the six TMP Land Partnerships in the total amount of $2,500,000. Loan proceeds will be allocated to eleven (11) TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be made available to the Partnership, at 12% simple interest over a 24 month period beginning April 1, 1998, secured by the Partnership's properties, as funds are needed in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay or on-going property maintenance, pay down existing debt, back taxes and appropriate entitlement costs. It is not the General Partners' intention to use any of the PacWest loans for this Partnership.

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

As Partnership properties are sold, cash will be used to first repay any PacWest
loans,   then  other   creditors,   then  to  accrued  but  unpaid   Partnership
indebtedness.

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