Form 10QSB/A
period 1998-09-30
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

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

                For the Quarterly Period ended September 30, 1998

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

801 North Parkcenter Drive, Suite 23
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

Yes [X ]   No [  ]

                                                            2
                           TMP LAND MORTGAGE FUND, LTD

                                      INDEX


PART IFINANCIAL INFORMATION                                                Page

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of September 30, 1998
        (unaudited) and December 31, 1997                                   3

        Consolidated Statements of Operations for the
        Three and Nine Months
        ended September 30, 1998 and 1997 (unaudited)                      4-5

        Consolidated Statements of Cash Flows for the Nine Months ended
        September 30, 1998 and 1997 (unaudited)                            6-7

        Notes to Consolidated Financial Statements (unaudited)            8-12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              13-16


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  17

Item 2. Changes in Securities                                              17

Item 3. Defaults Upon Senior Securities                                    17

Item 4. Submission of Matters to a Vote of Security Holders                17

Item 5. Other Information                                                  17

Item 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                 18



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                 September 30,
                                                          1998      December 30,
                                                   (unaudited)            1997
                                                  -----------       ------------
                                     Assets
                                     ------

Cash                                            $    419,343    $     960,479
Other Receivables                                     13,661          125,337
Prepaid Expenses                                      27,938                0
Due from Affiliates (net of unamortized
 discount of $152,680 and $103,136,
 respectively)                                       298,059          182,603
Investments in Unconsolidated Affiliates
 (Note 5)                                            606,840          607,590
Investment in Unimproved Land (net of
 valuation allowance of $4,023,109 and
 $3,983,798, respectively) (Note 2 & 4)           11,402,096       10,687,386
                                                ------------     ------------

         Total Assets                           $ 13,187,937    $  12,563,395
                                                ============    =============

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                                $    124,465    $      74,594
Due to Affiliates                                          0           29,294
Due to Manager (Note 1)                                3,090                0
Property Taxes Payable                             4,653,488        4,206,068
Accrued Expenses (Note 6)                                800              800
Construction Loan                                    374,794                0
                                                 -----------     ------------

         Total Liabilities                         5,156,597        4,310,756
                                                 -----------     ------------

Minority Interest                                    460,094          309,533

Partners' Capital

  General Partners                                   (81,490)          (77,771)
  Limited Partners, 20,000 equity units
  authorized;  15,715 units outstanding
  as of September 30, 1998 and December 31, 1997   7,652,736         8,020,877
                                                 -----------      ------------

      Total Partners' Capital                      7,571,246         7,943,106
                                                  ----------      ------------

      Total Liabilities and Partners' Capital   $ 13,187,937    $   12,563,395
                                                 ============    =============


          See Accompanying Notes to Consolidated Financial Statements
                                       3



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                   September 30,   September 30,
                                                            1998           1997
                                                   -------------   -------------
Income
------

  Gain on Sale of Property                      $              0  $     554,335
  Interest Income                                          9,849         13,698
  Loss on Investments                                   (453,509)       (24,767)
  Other Income                                             1,800            900
                                                 ---------------    -----------
         Total Income                                   (441,860)       544,166
                                                 ---------------    -----------
Expenses
--------

  Loss on Decline in Market Value of Property             26,066            425
  Discount on Due to Affiliates                                0              0
  Loss on Contribution of Property                        91,947              0
  Loss on Investments in Unconsolidated
   Affiliates                                              4,564              0
  Joint Venture Expense                                        0          3,863
  Professional Services                                   11,917          2,148
  Interest Expense                                           138              0
  Operating Expenses                                      14,874         42,693
                                                 ---------------    -----------
         Total Expenses                                  149,506         49,129
                                                 ---------------    -----------

Net Income before Minority Interest                     (591,366)       495,037

Minority Interest                                           (102)          (362)
                                                 ---------------    -----------
Net Income (Loss)                               $       (591,468)  $    494,675
                                                ================   ============

Allocation of Net Income (Loss)

  General Partners                              $        (5,915)  $      4,947
                                                ===============   ============

  Limited Partners                              $      (585,553)  $    489,728
                                                ===============   ============

  Limited Partners, per unit                    $        (37.26)  $      31.16
                                                ===============   ============



           See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Nine Months Ended
                                                   September 30,   September 30,
                                                            1998            1997
                                                   -------------   -------------
Income
------

  Gain on Sale of Land                          $              0  $    554,335
  Interest Income                                         34,143        32,622
  Loss on Investments                                   (189,477)      (68,416)
  Investment Income                                       50,000       550,048
  Other Income                                             3,600         2,700

         Total Income                                  (101,734)     1,071,289

Expenses
--------

  Loss on Decline in Market Value of Property             39,311         5,186
  Discount on Due to Affiliates                           73,268             0
  Professional Services                                   21,940        14,628
  Operating Expenses                                      41,953        42,693
  California Franchise Tax                                 1,600           800
  Loss on Contribution of Property                        91,947             0
  Joint Venture Expense                                        0        13,142

         Total Expenses                                  270,019        76,449

  Net Income (Loss) Before Minority Interest            (371,753)      994,840

  Minority Interest                                         (107)         (822)

  Net Income (Loss)                             $      (371,860)  $    994,018

Allocation of Net Income (Loss)

  General Partners                              $         (3,719) $      9,940
                                                ================  ============

  Limited Partners                              $       (368,141) $    984,078
                                                ================  ============

  Limited Partners, per unit                    $         (23.43) $      62.62
                                                ================  ============

          See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                        Nine Months Ended
                                                    September 30,  September 30,
                                                             1998           1997
                                                   -------------   -------------

Cash Flows From Operating Activities
  Net Income (Loss)                              $      (371,860) $     994,018
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Used in Operating Activities:
      Loss on Decline of Market Value of
      Property                                            39,311          5,186
      Gain on Sale of Land                                     0       (554,335)
      Gain on Sale of Investment                               0       (550,048)
      Amortization on Due from Affiliates                (23,724)       (15,182)
      Loss on Investments                                189,477         68,416
      Discount on Due from Affiliates                     73,268              0
      Loss on Contribution of Property                    91,947              0
      Minority Interest in Income (Loss)
      of Subsidiary                                          107            822
      Changes in assets and liabilities:
      Increase (Decrease) in Accounts Payable             49,871         (1,842)
      Increase in Due from Affiliates                   (165,000)             0
      Increase in Accrued Expenses                             0         24,941
      (Increase) Decrease in Other Receivables           111,676        (71,897)
      Increase in Prepaid Expenses                       (27,938)             0
      Decrease in Due to Affiliates                      (29,294)             0
      Increase in Due to Manager                           3,090              0
                                                  --------------   ------------
         Net Cash Used in Operating Activities           (59,069)       (99,921)
                                                  --------------   ------------

Cash Flows from Investing Activities:
  Proceeds from Sale of Land                                   0      1,950,000
  Proceeds from Sale of Investment                             0      1,725,096
  Increase in Land Development Costs                    (776,441)      (308,006)
  Increase in Minority Interest                          150,454         66,558
  Increase in Capitalized Carrying Costs                (462,147)      (139,652)
  Decrease (Increase) in Investments in
   Unconsolidated Affiliates                             231,273       (241,856)
                                                  --------------   ------------
         Net Cash Provided by (Used in)
          Investing Activities                          (856,861)     3,052,140
                                                  --------------   ------------
Cash Flows From Financing Activities:
  Proceeds from Construction Loan                        374,794              0
  Distributions to Partners                                    0     (2,232,365)
                                                  --------------   ------------
       Net Cash Used in Financing Activities             374,794     (2,232,365)
                                                  --------------   ------------



          See Accompanying Notes to Consolidated Financial Statements


                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership
                Consolidated Statements of Cash Flows, continued
                                   (Unaudited)

Net Increase (Decrease) in Cash                         (541,136)       719,854

Cash, Beginning of Period                                960,479        361,515
                                                  --------------    -----------
Cash, End of Period                              $       419,343  $   1,081,369
                                                 ===============  =============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the nine months ended September 30, 1998 consists of the Partnership capitalizing property taxes for foreclosed properties of $447,380 as well as carrying costs of $42,147. A valuation allowance of $39,311 was recorded to reduce the net carrying value of the properties to their fair market values.

          See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of TMP Land Mortgage Fund, Ltd. as of September 30, 1998 and the results of its operations, and cash flows for the three and nine months then ended in accordance with generally accepted accounting principles for interim financial information.

NOTE 1 - The Partnership and its Significant Accounting Policies

TMP Land Mortgage Fund, Ltd. (the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The general partners in the Partnership are William O. Passo, Anthony W. Thompson, and Scott E. McDaniel of TMP Properties, a California General Partnership and TMP Investments Inc. (the General Partners).

On March 12, 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid the General Partners a total of $300,000 and agreed to pay up to a total of an additional $300,000 for any deficit capital accounts for the Partnership and ten other related partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with Preferred Partnership Services, Inc. and other entities to perform certain of the investor relations, financial, and accounting services for the Partnership.

In addition, PacWest has agreed to provide certain additional liquidity to the Partnership as further discussed in the MD&A section of this report. As of September 30, 1998, the Partnership has a payable of $3,091 to PacWest related to these agreements.

The following is a summary of the Partnership's significant accounting policies:

Basis of Presentation - The Partnership prepares its financial statements on the
--------------------
accrual basis of accounting.

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

NOTE 2 - Restatement and reissuance of 1994 - 1997 Financial Statements

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

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996, and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995, 1996, and 1997 to reflect the consolidation and related minority interests of $310,000 for Remington and Sun City as of December 31, 1997 and $460,000 at September 30, 1999.

In November, 1996, the Partnership entered into a non-interest bearing note for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 2 - Restatement and reissuance of 1994 - 1997 Financial Statements, continued

date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest.

NOTE 3 - Allocation of Profits, Losses and Cash Distributions

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

NOTE 4 - Properties Held for Sale

Since its organization, the Partnership had made twelve land loans. As of September 30, 1998, three of these loans had been repaid in full, and nine of the loans defaulted. The Partnership foreclosed on the properties that were collateral for the defaulted loans. Properties held for sale are carried at the lower of the Partnership's cost or net realizable value. The Partnership's cost in properties held for sale represents the balances of the defaulted loans plus carrying costs incurred since foreclosure, primarily interest and property taxes. All costs associated with the acquisition of property are capitalized (See Note 2).

NOTE 5 - Investments in Unconsolidated Affiliates

The Partnership has a 75% membership interest in three entities that were organized for the purpose of acquiring, owning and developing certain parcels of land into single family home developments throughout Southern California. These entities are known as TMP Remington, LLC, Flowerfield-Sun City, LLC, and Flowerfield-San Jacinto, LLC. All of the assets and liabilities of the entities are reflected in the Partnership's accounts.

During the nine months ended September 30, 1998, the Partnership contributed property to Sun City LLC (Sun City) as part of their investment. This property had a carrying value of $511,947, but at the time of the contribution the fair market value of the property was estimated at $420,000. Accordingly, a loss on contribution of $91,947 was recorded.

The Partnership also has a 20% membership interest in Peppertree Park, LLC (Peppertree), which was formed to acquire certain property in San Diego,

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - Investments in Unconsolidated Affiliates, continued

California which is comprised of 192 unimproved single family residential building lots. Peppertree's plans for the property include the development of the land and the construction of single family residences to be marketed and sold. The Partnership's 20% membership interest is stated at its cost of approximately $500,000.

NOTE 6 - Property Taxes Payable

As of September 30, 1998, approximately $4,600,000 of total property taxes payable is owed on the PR Equities/Flowerfield-San Jacinto property (Note 2).

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

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

Since its formation, the Partnership had received and accepted subscriptions of 15,715 units, representing total subscription proceeds in the amount of $15,715,000. All proceeds were committed to mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans, four loans were funded in 1993 and three loans were funded in 1994 for a total of twelve loans.

As a consequence of adverse changes in market conditions and other economic and business factors, nine of the twelve loans went into default. The Partnership foreclosed on the properties secured by the defaulted loans and is in the process of developing and/or selling these properties.

As of September 30, 1998, the following activity has occurred on properties which the Partnership or one of its affiliates owns or has owned:

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

PR Equities (Flowerfield-San Jacinto Property)

The Partnership foreclosed on the property securing these loans during 1994 and now owns the property. The current outstanding payments due as a result of the regular tax and Mello-Roos tax assessments against the partnership's lots taken back in foreclosure is approximately $4,600,000. This debt, plus the continuing property tax accrual makes the property difficult to sell in the current real estate market. The city of San Jacinto received an appraisal of the property in the Community Facilities District during the first week of July 1996. The low land values reflected in the appraisal confirmed the General Partners' opinion that the bonds should be restructured, with the overall bonded indebtedness and the annual debt service reduced.

The city was forced by the terms of the bonds to schedule a sale of the property for delinquent bond assessments. The buyer would be required to pay the full unpaid assessment, penalties, and interest as well as assume the full amount of the remaining assessment. The sale occurred in April 1997 but there was no buyer for the property; therefore, the Partnership continues to own this land.

During the third quarter of 1997, the bonds were purchased at a deep discount and the General Partners believe that the land will ultimately be foreclosed upon by the new bondholder(s).

Based on the circumstances surrounding this property, the Partnership recorded a valuation allowance for a decline in market value of $4,023,109 to reduce the carrying amount of the property to its net realizable value.

See restatement and reissuance of financial statements in Note 2 of the Partnership's consolidated financial statements.

Environmental Development/Remington Property

This land was acquired through foreclosure from Environmental Development and is being developed into a 181-lot subdivision through TMP Remington, LLC. All entitlements on the property are complete and a construction loan is in process.

Sunset Crossing Property

This property consists of 42.48 commercial acres located in Banning, California. The Partnership's initial goals for this property involve the preparation of a new site plan which would allow a lot-line adjustment in order to sell the corner of the parcel to a gas station or fast food restaurant, and create new interest for a major retailer to consider this site. As those efforts achieve results, the property may be offered for sale. It is not the intention of the Partnership to be involved in developing this property.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Fox Olson #1/Newport/Bradley Property

This property consists of 10.84 commercial acres located in Sun City California. Formerly owned by Fox-Olson and acquired by the Partnership through foreclosure, this property is listed for sale at $1.5 million. TMP has received an offer for $1.2 million and intends to counter the offer at $1.5 million, which is its current book value. This property is adjacent to the 45 lots also acquired through foreclosure from Fox-Olson (Flowerfield Sun-City), which are being developed as a 45-home sub-division as discussed below.

Fox Olson #2/Flowerfield-Sun City Investment Property

As discussed above, this property was acquired through foreclosure. A construction loan is in place and grading commenced in April 1998. In August 1998, the Partnership contributed this property to the Flowerfield-Sun City, LLC. In accordance with the LLC's operating agreement, the agreed-upon market value of the property was credited to the Partnership's capital account in Flowerfield-Sun City, LLC. The carrying amount of the contributed land exceeded its market value by approximately $91,000 and was therefore recorded as a loss during the quarter ended September 30, 1998. The Partnership's investment in this LLC is carried at the lower of cost or net realizable value and is included in investments in unconsolidated affiliates on the accompanying consolidated balance sheet.

Peppertree Park Investment Property

In satisfaction of its $2 million loan to Peppertree Land Company, the Partnership was repaid $1.5 million dollars of principal, together with $138,000 of accrued interest and charges, in July 1996. The remaining $500,000 was contributed by the Partnership to the capital of Peppertree Park, LLC as a membership interest in Peppertree Park LLC. Peppertree Park, LLC owns property that is being developed into single-family residential housing units. The first phase of that project has been sold to a homebuilder and the proceeds were used to pay off the initial development loan. As future phases are sold, proceeds should be available to the Partnership as a return on its investment of approximately 20% per annum pursuant to the terms of the operating agreement of Peppertree Park, LLC.

LaMonte Loan

The Partnership acquired a 6.5-acre commercial property through foreclosure on this loan in April 1996. During September 1997, the property was sold for a profit of approximately $550,000.

                          TMP Land Mortgage Fund, LTD.
                        A California Limited Partnership

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations

Partnership revenues during the three and nine month periods ended September 30, 1998 and 1997 consisted primarily of interest income, investment income and the sale of the LaMonte property in September 1997 as discussed above.

Investing activities for the nine month period ended September 30, 1998 used approximately $626,000 mainly due to an increase in investments in unconsolidated affiliates while the nine month period ended September 30, 1997 provided approximately $993,000 due to property sales and property contributions. In addition, the Partnership recorded a loss on investment in unconsolidated affiliates of approximately $5,000 and $13,000 for the nine-month periods ended September 30, 1998 and 1997.

Expenses for the three and nine months ended September 30, 1998 and 1997 represent legal, accounting and related expenses that vary from quarter to quarter based on certain activities in the Partnership. In addition, expenses in 1998 reflect fees charged to the Partnership pursuant to the Management Agreement described in Note 1 for various management and administrative services. In the nine-month period ended September 30, 1997 approximately $1,396,000 of expenses related to the sale of the LaMonte property were also included in expenses. The Partnership also recorded losses on the decline in market value of property during the three and nine month periods ended September 30, 1998 and 1997 due to increases during those periods in the valuation allowance for the PR Equities property discussed above.

Liquidity and Capital Resources

Management believes there is sufficient cash to meet anticipated Partnership cash needs for the next 12 months. However, management does not plan to pay the Mello-Roos taxes on the PR Equities Property unless the bonds can be restructured under more favorable terms. As discussed in Note 1, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated to eleven (11) TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The loan is secured by the Partnership's properties and funds will be borrowed, as they are needed at the discretion of the General Partners. These borrowings are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to all TMP partnerships is limited to a maximum of $2,500,000.

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

Distributions to the partners began August 1, 1992, and continued monthly through May 1995. On September 1, 1995, the General Partners suspended distributions due to the default and subsequent foreclosure on several of the mortgage loans. During 1997, the Partnership made two distributions from the proceeds of the property sales in 1997.

As the Partnership properties are sold, cash will be used to first pay back PacWest loans, then other creditors, then to accrued but unpaid the Partnership indebtedness.

Sale proceeds in excess of the amount necessary to pay Partnership indebtedness shall be split as follows:

PacWest           Property                                           Partnership

3%                FlowerField, Remmington, and Peppertree                   97%

13%               San  Jacinto, Sun City and Sunset Crossing                87%

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership is currently developing and implementing a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

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