Form 10KSB
period 1998-12-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-14
CIK 872836

The  registrant  is  filing  restated  1994-1997  financial  statements.   These
restatements reflect changes discussed in Note 7 to the consolidated financial statements.

                     U S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529


                                  FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to________.

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

                      801 North Parkcenter Drive, Suite 235
                           Santa Ana, California 92705
           (Address of principal executive office, including Zip Code)

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

ITEM 1   BUSINESS

TMP  Land  Mortgage  Fund,  Ltd.,  (the  Partnership)  is a  California  Limited
Partnership formed in November 1991, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners. The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of Investment Company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940. As of December 31, 1998, twelve loans had been made by the Partnership.

Beginning in November 1991, the Partnership was engaged in the offering of up to 20,000 units of limited partnership Units ("Units") at a purchase price of $1,000 per unit pursuant to a Registration Statement on Form S-11. On April 22, 1994, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000, and the offering was closed. Upon the conclusion of the offering, all of the subscription proceeds had been committed to the mortgage loan investments described below and working capital reserves.

The Partnership was organized to originate and make loans secured by first deeds of trust (commonly known as "mortgages") on unimproved real properties primarily in the Inland Empire area of Southern California, which is located approximately 60 miles east of the city of Los Angeles and 40 miles north of the City of San Diego. Twelve loans were made for terms of between 6 months and 36 months. The Partnership does not intend to make any further loans other than those described below. Each loan was made to an unaffiliated borrower who (i) paid a fee or "points" to obtain the loan, (ii) established a reserve that would secure the payment of the interest for the interim term of the loan, and (iii) was to pay the entire principal amount of the loan in one lump sum payment, commonly referred to as a "balloon" payment, at the end of the loan term. Each loan was made to an unaffiliated borrower who (i) used the proceeds of the loan to purchase or refinance a property the general partners believe has development potential; (ii) "predevelop" the property by obtaining zoning and other governmental approvals needed to permit construction of single or multi-family residences or commercial buildings on the property ("predevelopment work") and
(iii) on completion of the predevelopment work, either sell the property to developers or contractors or obtain new financing on the property.

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

As a consequence of adverse changes in market conditions and other factors, nine of the twelve loans made by the Partnership to date have been foreclosed. In the event of foreclosure, the property securing the loan is to be made available for public sale approximately four to six months after initiation of foreclosure proceedings and is to be sold to the highest bidder. The sales proceeds then are paid to the first mortgagee, who would be the Partnership, until the principal amount of the loan, and earned but unpaid interest, and foreclosure costs are repaid. Any remaining surplus is paid to the borrower. If no one offers a cash price sufficient to enable the Partnership to recover its investment, the Partnership, as first mortgagee, is entitled to acquire the property in exchange for cancellation of the amounts owed by the borrower. In that event, the general partners' strategy is to complete any predevelopment work not completed by the borrower and to attempt to sell the property for a price that would at least enable the Partnership to recover its investment in the property. To date, the Partnership has acquired each of the properties on which it has foreclosed on the related loan.

The Partnership's investment in a foreclosed property generally consists of all amounts owing by the borrower to the Partnership that were secured by the Partnership's mortgage at the time it acquired the property, the amounts expended to acquire and complete predevelopment of the property and, unless paid out of the gross proceeds of sale, any expenses incurred to sell the property. Any cash proceeds in excess of the investment will be distributed to the Partners.

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

DEVELOPMENT POTENTIAL OF UNDERLYING PROPERTIES

The Partnership made loans to borrowers seeking to acquire or refinance, develop and then sell undeveloped properties in the Inland Empire area of Southern California to developers and contractors. In most cases, the repayment of the Partnership's loans depended on the ability of the borrower to sell or refinance the property after predevelopment work is completed. Accordingly, one of the critical factors that affect the ability of the Partnership to achieve its investment objectives is the potential value and salability of the properties which secure repayment of the Partnership's loans or the properties which the Partnership has acquired through foreclosure.

Each loan made by the Partnership was secured by a first mortgage. In the event of a foreclosure sale, if the property is sold for at least the amount owed to the Partnership, the entire sales proceeds must be paid to the Partnership, as first mortgagee, before any proceeds may be paid to anyone else. If there are no other purchasers, or the other purchase offers made at the foreclosure sale are not sufficient to pay off the amounts owed to the Partnership, as first mortgagee, the Partnership is entitled to acquire the property in exchange for cancellation of the amounts owed by the borrower. Under applicable laws, on any such acquisition, any other mortgages, liens or encumbrances on the property will be automatically terminated and the Partnership will own the property free and clear and will have no payment obligations thereafter, other than (i) the costs of completing any predevelopment work not completed by the borrower; and
(ii) property taxes that are assessed against the property after the Partnership's acquisition of the property; and (iii) in some instances special assessment district taxes which are assessed against the property.

There may be circumstances in which, despite default, the general partners will choose not to initiate foreclosure proceedings immediately. For example, there may be ongoing sales negotiations or a refinancing may be in process that would be disrupted by the initiation of foreclosure proceedings or the general partners may conclude that the borrower-owner is better able to complete predevelopment and to sell the property than the Partnership. There also may be instances in which the general partners choose not to purchase a property at the foreclosure sale, even though the Partnership might sustain a partial or even total loss of the investment on the loan. For example, it may be preferable to accept a cash purchase offer for the property which is less than the amount owed on the loan, but which would enable the Partnership to recover immediately, in cash, a substantial portion of its investment in the loan. There could also be circumstances in which environmental problems on a property discovered after a loan is made would make it prudent for the Partnership not to acquire a property. However, the general partners believe such a circumstance would be a rare occurrence.

LOANS STATUS AND FORECLOSED PROPETIES

As of December 31, 1998, the Partnership had made twelve mortgage loans of which four were paid and eight resulted in foreclosures. The status of such loans and related foreclosures and other relevant information are summarized below.

TMP FLOWERFIELD, LLC (previously referred to as PR Equities, Ltd.) The Partnership made two loans ("Loan 1" and "Loan 2") to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. Loan 1 was secured by a first deed of trust on 304 residential lots consisting of 5 separate residential tracts in Phase II of the Rancho San Jacinto master-planned community. Loan 2 was secured by a first deed of trust on two residential tracts containing 148 lots that also are part of Phase II of the Rancho San Jacinto master-planned community. All of the properties are located east of Hewitt Street and north of Washington Avenue in San Jacinto. These properties have received approval of the tentative tract maps. See Note 4 to the consolidated financial statements.

The Partnership foreclosed on the property securing these loans during 1994 and currently owns the property. The Partnership owes approximately $4.8 million as a result of the Mello-Roos bond assessments and unpaid property taxes. These debts, plus the continuing property tax accrual makes the property unsaleable in the current real estate market. In order to make the property saleable, it will be necessary to get the Mello-Roos bond assessments and interest reduced. The feasibility of accomplishing this reduction is currently being evaluated. While the general partners are pursuing these options, the City of San Jacinto has (by the terms of the bonds) begun foreclosure proceedings.

FRAME LOAN

The Partnership made a third loan ("Loan 3") to Richard D. Frame secured by a first trust deed for property under predevelopment in Temecula, California. The loan matured on February 8, 1994 and was extended to April 20, 1994, at which time the Partnership received payment in full. A portion of the proceeds of this loan was used for funding Loans 11 and 12.

SUNSET CROSSING I LOAN

The Partnership made their fourth loan ("Loan 4") to Sunset Crossing I, a California Limited Partnership. Loan 4 was secured by a first trust deed on 44 acres of commercially zoned property at the southwest corner of the intersection of Interstate 10 and Sunset Avenue in the city of Banning, California. In August of 1994, Sunset Crossing I defaulted on this loan. The Partnership foreclosed on the property in December of 1994. The general partners are currently pursuing developers for this site.

FOX-OLSON LOAN #1

The Partnership's fifth loan ("Loan 5") was made to Marilyn Fox-Olson; who defaulted on the loan. The Partnership foreclosed on this property in November, 1994. Approximately 2.14 of the acres of this property are currently in escrow for $279,655. It is anticipated that the remainder of the property will be listed for sale during 1999. The current zoning for the property is C-1 (commercial). It is located at the northeast corner of Newport Road and Bradley Road in the unincorporated area of Riverside County known as Sun City/Menifee Valley.

TMP REMINGTON, LLC

The Partnership's sixth loan ("Loan 6") was made to Environmental Development, Ltd., (ED) a California Limited Partnership. Loan 6 was secured by a first trust deed to property under predevelopment in San Diego, California. ED defaulted on the loan in October of 1994. ED signed an extension agreement, wherein the Partnership agreed to extend the term of the loan to May 1, 1995. On March 1, 1995, ED defaulted on the interest payment due at that date, and the Partnership filed a Notice of Default. The Partnership subsequently accepted a deed in lieu of foreclosure on the property in August 1995 and currently owns the property.

This property is approximately 52 acres of residentially zoned land at the southeast quadrant of State Route 905 and Interstate 805 Freeways in the Otay Mesa area of the city of San Diego. The existing zoning is A1-10 (0-5 units per acre). The 52 acres are a portion of the 78.3-acre Remington Hills Precise Plan, designed for low to moderate priced single-family homes. The Precise Plan and tentative map has been processed and approved. Sewer and water is within 200 feet of the site, and natural gas and electricity are also available. The 52 acre portion of Remington Hills is designed so it can be developed first and stand alone from the remaining portion of the Remington Hills Precise Plan. An environmental impact report was approved in 1995. The property has an approved tentative tract map for 184 lots. The general partners have determined that construction of homes will achieve the highest return to the Partnership based in part on the results of a market feasibility study. The Partnership, together with TMP Homes, LLC, have formed a joint venture ("Remington") to construct homes on the site. Phase I will consist of 52 homes and construction is anticipated to begin in 1999.

TMP HOMES FLOWERFIELD-SUN CITY, LLC

On June 17, 1993, the Partnership funded its' seventh mortgage loan, ("Loan 7") to Marilyn Fox-Olson. Marilyn Fox-Olson defaulted on this loan also and the Partnership acquired the property on March 29, 1995. The property has an approved tract map with 45 residential lots and a 1.84 acre commercial site located in Sun City/MenifeeValley, California. The Partnership, together with TMP Homes, LLC, have formed a joint venture ("Sun City") to construct homes on this site. TMP Homes, LLC is currently ready to begin construction of Phase One consisting of 12 homes. The 1.84 acres of this property is in escrow for $100,000.

SINGLETARY LOAN

On October 12, 1993, the Partnership funded it eighth loan ("Loan 8") secured by a first deed of trust on 96 acres of industrial/commercial land located in the unincorporated area of Riverside County known as Rubidoux. The loan was due on April 12, 1995. The borrower sought to extend the loan, and did pay extension fees and additional interest for several months. However, the Partnership was forced to file a Notice of Default when the borrower ceased making payments. The Borrower filed for personal bankruptcy in order to forestall foreclosure proceedings. After a period of negotiation, the borrower was able to procure additional financing and paid the loan and accrued interest in full on December 13, 1995. As a result, the Partnership distributed $2,200,000 to the limited partners.

LAMONTE LOAN

On October 25, 1993, the Partnership funded its ninth loan ("Loan 9") secured by a first deed of trust on 6.54 acres of commercial land located in Simi Valley, California. This loan had an interest rate of 12.5%. The LaMontes' deposited an amount equal to twelve months interest due on the loan in a segregated bank account representing the last twelve months interest on the loan. The first six months of interest were paid by Ventura Pacific Capital Group (VPCG), a developer who had an option agreement and ground lease agreement with the LaMontes' on the property.

The principal amount of the loan matured on April 25, 1995. At that time the Partnership filed a Notice of Default, the LaMontes' transferred the property to a wholly owned corporation and had the corporation file a Chapter 11 bankruptcy proceeding to delay the foreclosure. The Partnership succeeded in having the bankruptcy court remove the stay after a contestual law and motion proceeding. The LaMontes' then filed a state court action asking the court for a temporary injunction based on alleged irregularities during the foreclosure process. The Partnership acquired the property through foreclosure in April, 1996. The property was sold in 1997 and a gain on the sale of approximately $500,000 was recorded by the Partnership. See Item 3.

LANSING LOAN

On March 23, 1994, the Partnership funded it tenth loan ("Loan 10") secured by a first deed of trust on 28.42 acres of commercially zoned land located on the Northwest corner of Murrieta Hot Springs Road and Jefferson Avenue in Murietta, California. The loan was repaid on September 5, 1995. The proceeds were added to cash reserves of the Partnership.

ROCKFIELD LOAN

On June 1, 1994, the Partnership funded its eleventh loan, ("Loan 11") secured by a first deed of trust on 42 residential lots in Rancho Cucamonga, California.

Loan 11 was in participation with TMP Mortgage Income Plus, Ltd. (MIP), a private syndication of which TMP Investments, Inc. and TMP Properties also serve as general partners. The total loan of $250,000 was funded $100,000 by the Partnership and $150,000 by MIP. The principal amount of Loan 11 was due on March 1, 1995. The Rockfields' defaulted and the property was foreclosed on January 15, 1996. The Partnership sold its' interest in the property in

November, 1996 to MIP for the amount of its participation in the loan, as well as monies which the Partnership had advanced to pursue development of this property. MIP has entered into a joint venture with TMP Homes, LLC to build homes on the 29 lots that secured this loan. The Partnership currently holds a note receivable for this property. See Note 7 to the consolidated financial statements.

PEPPERTREE PARK, LLC

On June 28, 1994, the Partnership funded its' twelfth loan, ("Loan 12") secured by a first deed of trust on 193 single family residential lots and a third trust deed on 73 single family residential lots and 15 acres office/professional use land in Fallbrook, California.

The principal amount of Loan 12 was due on June 28, 1995. However, the loan agreement allowed for an extension of an additional 6 months. The Partnership received $1,500,000 during 1996 and retained a $500,000 (20%) interest in the property as an investor from which the Partnership will receive a participation in profits from the development of single family homes. The property has an approved general plan amendment, specific plan, and tentative map The lots in Phases 1 and 2 were sold in late 1997 and 1998 and the Partnership received $50,000. The lots in Phase 3 are currently under development.

ITEM 2   PROPERTIES

The Partnership has acquired eight properties through foreclosure as disclosed in Item 1.

ITEM 3    LEGAL PROCEEDINGS

Albert and Helen LaMonte had named the Partnership as a defendant in two lawsuits, borrowers in Loan 9, referred to above, and by Southpointe Corporation, a related entity utilized to take title to the property and file bankruptcy proceedings under Chapter 11 of the Bankruptcy Court. One lawsuit alleged conspiracy and fraud on behalf of the Partnership. The other lawsuit attempted to set aside the foreclosure that occurred in April 1996. These suits were settled in 1997. See Note 10 of the Consolidated Financial Statements.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during 1998.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1998, there were approximately 982 record holders of Units of Limited Partnership Interest ("Units" or "the Units"), representing total subscription of 15,715 units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 1 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the general partners' knowledge, there was no trading activity during the fiscal year ended December 31, 1995. In 1996, 75 Units were traded at between $315 and $400 per Unit.

CASH DISTRIBUTIONS

Total interest received on mortgage loans from inception to December 31, 1998 was $3,569,666 and other income from deposits and other sources have been received in the amount of $1,474,375. Also during 1996, Loan 12 was repaid in the form of $1,500,000 in cash and a 20% interest in Peppertree Park, LLC valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571. In 1997, the Partnership received net proceeds from the sale of an apartment building for its investment in Steadfast HSC, LLC and distributed $2,232,365 to investors. There were no distributions in 1998. Total distributions to investors since inception have been $8,013,662.

ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 and should be read in conjunction with the more detailed consolidated financial statements contained in Item 8, below.

                        1998         1997        1996        1995       1994
--------------------------------------------------------------------------------
Interest Income   $    44,832  $    48,916 $   166,318  $   717,171 $  1,253,631
Gain on Sale of
  Land and
  Investments              --  $ 1,026,850          --           --           --
Other Income      $    53,600  $     4,970 $   150,611  $    15,262 $      4,528
Total Income      $    98,432  $ 1,080,736 $   316,929  $   732,433 $  1,258,159
Net Income (Loss) $ (397,618)  $   945,723 $  (103,399) $   583,233 $(2,664,558)
Net Income (Loss)
     per Unit     $      (25)  $        60 $        (7) $        37 $      (168)
Cash Distribution
     per Unit     $         0  $       141 $        43  $       160 $         77
Total Assets      $13,937,406  $12,563,395 $12,727,275  $12,278,021 $ 12,968,990

--------------------------------------------------------------------------------
Per Unit calculations based on 15,715 Units outstanding at December 31, 1994 - 1998.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and footnotes, which appear elsewhere in this report.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998 and 1997.

During the period from inception (November 15, 1991) through April 22, 1994, the Partnership was engaged in the formation of the Partnership, the sale of Units and the investment of the subscription proceeds in mortgage loan investments. At April 22, 1994, a total of 15,715 Units had been sold for gross proceeds of $15,715,000 and the offering was closed. Excess proceeds from the sale of Units were invested in interest-bearing reserve accounts.

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

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods through December 31, 1997, were understated by a total of $383,000. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996, and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995, 1996, and 1997 to reflect the consolidation and related minority interests of $461,000 for Remington and Sun City as of December 31, 1998.

In November, 1996, the Partnership entered into a non-interest bearing note for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest.

During 1997, the Partnership received proceeds from the sale of the LaMonte property totaling $1,950,000 and $1,725,096 from proceeds from an investment in Steadfast H.S.C, LLC. In addition, approximately $49,000 of interest income was earned in 1997 and $45,000 in 1998. During 1998, the Partnership received and recorded income of $50,000 on its 20% investment in Peppertree.

Total expenses for the year ended December 31, 1998, compared with the year ended December 31, 1997, increased by approximately $175,000 due to an increase in accounting and financial reporting and general and administrative costs associated with the above restatements and the note receivable discount discussed above.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Partnership had consolidated cash on hand of $416,098. All other proceeds from the sale of Units has been invested in the making of loans (See Item 1), working capital reserves, or has been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

The Partnership raised a total of $8,334,000, $6,127,000, and $1,254,000 during the calendar years ended December 31, 1992, 1993, and 1994, respectively for a total of $15,715,000 in gross proceeds from the sale of units. The offering was closed on April 22, 1994, and no additional subscriptions were accepted after that date. The Partnership made a total of twelve mortgage loans for a total of $15,015,000. Loans of $4,870,000, $7,420,000, and $2,725,000 were made during the calendar years ended December 31, 1992, 1993, and 1994, respectively.

Three loans, in the total amount of $4,825,000 were repaid during the year ended December 31, 1995. Nine loans totaling $10,190,000 were foreclosed. Proceeds from loan repayments were reinvested, added to Partnership reserves, or distributed to investors.

The Partnership does not intend to make any new land loans with existing or future partnership cash. At December 31, 1998, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $500,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represents a 20% investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to investors except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of December 31, 1998, the Partnership had sufficient cash reserves for the next twelve months.

The foreclosed San Jacinto properties have substantial Mello-Roos assessments and property tax delinquencies that the Partnership does not have the cash to pay, nor is it in the best interests of the Partnership to pay. The general partners are attempting to have the Mello-Roos bonds restructured, however, there is no assurance that this will be accomplished.

In March, 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds are allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of December 31, 1998 PacWest has loaned the Partnership $3,267 for ongoing operations.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership.

Pursuant to the Management Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest is paid a fee of $24,588 annually for its administrative services.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material manner.

RISK FACTORS

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership has developed and implemented a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

The Partnership utilizes a number of computer software programs and operating systems across its entire organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be paid out as part of the Partnership's general and administrative expenses.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of the Form 10K:

For the fiscal years ended December 31, 1998 and 1997:

Independent Auditors' Reports                                                3-4

Consolidated Balance Sheet as of December 31, 1998                            5

Consolidated Statements of Operations for the years ended December 31,1998
 and 1997              6

Consolidated Statements of Partners' Capital for the years Ended
 December 31, 1998 and 1997      7

Consolidated Statements of Cash Flow for the years ended
 December 31, 1998 and 1997                                                  8-9

Notes to Consolidated Financial Statements                                 10-16

Supplemental Schedules to Consolidated Financial Statements Schedules      17-19

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent accounting firm. On April 14, 1999, the Registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. The general partners provide management of the Partnership. However, on April 1, 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership.

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

TMP Investments, Inc., a California Corporation, was formed on December 12, 1984. TMP Investments, Inc. acts as loan servicer for the Partnership, maintaining records with respect to, and billing and collecting payments on, the loans made by the Partnership. As compensation for such services, TMP has received a monthly loan-servicing fee from each borrower, and not the Partnership, in an amount up to 1/8th of 1% of the outstanding principal amount of the borrower's loan. See "Compensation to the general partners and their Affiliates." TMP Investments also performs administrative, bookkeeping and clerical services for the Partnership. The principals of TMP Investments, Inc. are William O. Passo and Anthony W. Thompson.

The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

WILLIAM O. PASSO, 57, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real-estate syndication since 1970, and has acted as principal, investor, General Partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. d.b.a. TMP Management, a property management company, and an officer of TMP CC., a NASD registered broker-dealer.

SCOTT E. MCDANIEL, 52, is a General Partner of TMP Properties. He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 52, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp. (TMP CC); a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker-dealer community.

In addition to being a general partner of the Partnership, TMP Properties, and some of its affiliates, have been and continue to be a general partner of other limited partnerships. If any such other limited partnerships' assets should become insufficient to meet Partnership obligations, TMP Properties, as a general partner of such other limited partnerships, might be subject to liabilities on behalf of such partnerships.

ITEM 11  EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 15, 1991) through the fiscal year ended December 31, 1998, the Partnership paid no fees to the general partners. The general partners did receive collectively $22,323 during the fiscal year ended December 31, 1997 as their share of the Partnership distributions. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the general partners as indicated above.


ITEM 12  SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998 the Partnership has 15,715 Units issued and outstanding. To the knowledge of the general partners, no person beneficially owns more than 5% of the Units. The following table sets forth the number of the Units beneficially owned as of December 31, 1998 by each officer, director and general partner of the general partners and by all such persons as a group.

                                           Number of        Percent of
Name of Beneficial Owner                    Units             Class
William O. Passo                             1                .012%

All officers, directors and general
partners as a group (1 person
including the above)                         1                .012%

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

TMP CC is the Managing Broker-Dealer for the offer and sale of the Units. TMP CC is a member firm of the National Association of Securities Dealers, Inc. The Managing Broker-Dealer was established to provide underwriting, wholesaling, and other securities related services to partnerships sponsored by the general partners. The directors and executive officers of TMP CC are Anthony W. Thompson, President and Director, and William O. Passo, secretary, vice-president, and director. (See Item 10 "Directors and Executive Officers" for information regarding Messrs. Thompson and Passo).


The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid by the Partnership and other third parties, to the general partners and their affiliates. None of these fees were determined by arm's length negotiations. Except as disclosed below, neither the general partners nor any of their affiliates, directors, officers, employees, agents, or counselors are participating, directly or indirectly, in any other compensation or remuneration with respect to the offering.

OFFERING AND ORGANIZATIONAL STAGE

Amount paid from Formation thru 12/31/98

Form of Compensation
--------------------
and Recipient              Description of Payment        Amount of Compensation
-------------              ----------------------        ----------------------

Selling Commissions (TMP   Up to a maximum of 10% gross  Paid by TMP Realty,Inc.
CC and certain             proceeds, a minimumof 8%
Soliciting dealers)        which was reallocated to
                           participating soliciting
                           dealers(which included TMP
                           CC)from Units sold by  them.
                           Up to an additional 5% paid
                           to soliciting Dealers (which
                           included  TMP  CC) for due
                           diligence activities.

Reimbursement of           Organizational Expenses       Paid by TMP Realty,Inc.
Organizational  Expenses   reimbursed to the general
(general partners)         partners for  advertising,
                           mailing,  printing  costs,
                           clerical expenses, legal and
                           accounting fees.

Reimbursement of Loan      The general partners were     Paid by TMP Realty,Inc.
Expenses (general partners)reimbursed for all out of
                           pocket expenses directly
                           related to the loans, inclu-
                           ding credit evaluation ex-
                           penses, property evaluation
                           expenses, appraisal reports,
                           title reports, environmental
                           reports and remediations,
                           and feasibility studies,
                           escrow expenses, deposits
                           and interest, and other
                           similar expenses; but not
                           including the general
                           partners' overhead,
                           salaries, travel or like
                           expenses.

OPERATING AND LIQUIDATION STAGE

Form of Compensation       Description of Payment        Amount of Compensation
--------------------       ----------------------        ----------------------
And Recipient
-------------
Loan Servicing Fee         For servicing the loans made  $422,556


                           by the Partnership,TMP
                           Investments  received a
                           monthly LoanServicing  Fee
                           that was  charged  to and
                           paid by each borrower in an
                           amount up to 1/8 of 1% of
                           the outstanding  principal
                           amount of this mortgage
                           loan.


Broker Loan Placement      TMP Realty, Inc. received     $1,627,475
Fee (Licensed Real Estate  Broker Loan Placement Fees
Broker Affiliated          from borrowers, as was
with general partners)     negotiated by TMP Realty,
                           Inc. with suchborrowers, as
                           follows: TMP Realty, Inc.
                           retained 100% of the Broker
                           Loan Placement Fee received
                           on financing for aggregate
                           loans up to the Gross
                           Proceeds of the offering
                           (the  "Initial  Loans").
                           Thereafter, on any extension
                           of or new loans  that  were
                           made with  principal
                           repayments   from  Initial
                           Loans, TMP Realty, Inc.
                           retained 75% of any Broker
                           Loan  Placement  Fee, and
                           the  remaining 25% was
                           remitted to the Partnership
                           as loan  extension  or
                           origination fees ("Points"),
                           until TMP Realty, Inc. had
                           satisfied its obligations to
                           pay, out of the Broker Loan
                           Placement Fees retained by
                           it, all commissions and
                           other amounts payable by it
                           for  services  rendered by
                           securities  broker/dealers
                           in connection with the offer
                           and sale of  Units.  On
                           loans made thereafter,  TMP
                           Realty, Inc. retained 50% of
                           any Broker Loan  Placement
                           Fee, and the remaining 50%
                           were remitted to the
                           Partnership  as Points;
                           provided, however, that TMP
                           Realty,  Inc.'s rights to
                           retain its 50%  portion
                           was  subordinated to the
                           limited partners' Priority
                           Return.



Interest in Partnership    1% interest in all Partner-   $81,748
Allocation of each         ship allocations Net Income,
Material Item (General     Net Loss, and Distributions
Partners)                  of Cash from Operations.

Subordinated Participation A 24% interest in allocation  None Paid
(general partners)         of Net Income and Distribu-
                           tions of Cash from Loan
                           Repayments or from the Sale
                           or Refinancing   of  a
                           property   acquired through
                           foreclosure  or otherwise,
                           all subordinated to a return
                           of all the limited  partners
                           of 8%  per  annum  on their
                           Adjusted Capital Contri-
                           butions.

Subordinated Real Estate   Real Estate commissions with  None Paid
Commission (general        respect to the sale of any
partners or an affiliate)  properties acquired through
                           foreclosure or otherwise,
                           which are equal to the
                           lessor of: (1) 3% of the
                           gross  sales  price of a
                           property equal to  one-half
                           the normal and competitive
                           rate charged by unaffiliated
                           parties, but such payment
                           shall be subordinated  to a
                           return  of all of the
                           Limited partners' Capital
                           Contributions, plus  a
                           non-compounded return to the
                           limited partners of 8% per
                           annum  on their Adjusted
                           Capital Contributions.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8K

         (a) For a listing of consolidated financial statements, reference is made to Item 8 included in this Form 10K-SB.

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

Date: June 11, 1999

                      TMP Land Mortgage Fund, Ltd.
                      A California Limited Partnership

                      By: TMP Investments, Inc., a California Corporation as
                          Co-General Partner

                      By:       /S/ WILLIAM O PASSO
                         -----------------------------------------
                           William O. Passo, President & CEO

                      By:      /S/ ANTHONY W THOMPSON
                          -----------------------------------------
                           Anthony W. Thompson, Exec. VP



                      By: TMP Properties, a California General Partnership
                          as Co-General Partner

                      By:       /S/ WILLIAM O PASSO
                         -----------------------------------------
                            William O. Passo, General Partner

                      By:        /S/ ANTHONY W THOMPSON
                         -----------------------------------------
                            Anthony W. Thompson, General Part  ner

                       By:     /S/ SCOTT E MCDANIEL
                          -----------------------------------------
                             Scott E. McDaniel, General Partner


                      By: JAFCO, Inc., a California Corporation as Chief
                          Accounting Officer

                      By:    /S/ JOHN FONSECA
                         ------------------------------------------
                           John Fonseca, President

                                Table of Contents
                                -----------------



Reports of Independent Auditors                                       3-4

Consolidated Balance Sheet                                              5

Consolidated Statements of Operations                                   6

Consolidated Statements of Partners' Capital                            7

Consolidated Statements of Cash Flows                                 8-9

Notes to Consolidated Financial Statements                          10-16

Supplementary Information                                           17-19

                         Report of Independent Auditors

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)

We have audited the accompanying consolidated balance sheet of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1998, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.

Other auditors examined the financial statements as of December 31, 1997. As discussed in Note 4, those auditors expressed an unqualified opinion on February 3, 1998, and on May 15, 1999 reissued their unqualified opinion for the year ended December 31, 1997.


Swenson Advisors, LLP
SWENSON ADVISORS, LLP

Temecula, California
May 28, 1999

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable for our opinion.

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

Balser, Horowitz, Frank & Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
February 3, 1998, except for note 7, for which the date is May 15, 1999



                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                           Consolidated Balance Sheet
                                December 31, 1998



                                     Assets
                                     ------

Cash                                                $          416,098
Notes Receivable from Affiliate                                307,091
Prepaid Expenses                                                18,181
Other Receivables                                               32,553
Investments                                                    608,039
Investment in Unimproved Land, Net                          12,555,444
                                                     -----------------

   Total Assets                                     $       13,937,406
                                                     =================


                  Liabilities and Partners' Capital
                  ---------------------------------

Accounts Payable                                    $          162,624
Due to Affiliate                                                 3,267
Property Taxes Payable                                       4,870,485
Note Payable                                                   895,371
                                                     -----------------

   Total Liabilities                                         5,931,747

Minority Interests                                             460,171

Partners' Capital

  General Partners                                             (81,748)
  Limited Partners; 20,000 Equity Units Authorized,
    15,715 Outstanding                                       7,627,236
                                                     -----------------

Total Partners' Capital                                      7,545,488

Total Liabilities and Partners' Capital             $       13,937,406
                                                     =================




           See Accompanying Notes of Consolidated Financial Statements



                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1998 and 1997

                                                       1998              1997
                                                       ----              ----

Income
------

Interest                                         $     44,832       $    48,916
Gain on Sale of Land                                        -           505,740
Gain on Sale of Investment                                  -           521,110
Other                                                  53,600             4,970
                                                  -----------        ----------

         Total Income                                  98,432         1,080,736
                                                  -----------        ----------

Expenses

Accounting and Financial Reporting                     64,017            23,535
General and Administrative                             36,417             7,609
Note Receivable Discount                               73,268                 -
Interest Expense                                          227             1,082
Other                                                  39,311             5,526
                                                  -----------        ----------

         Total Expenses                               213,240            37,752
                                                  -----------        ----------

  Net Income (Loss) before Minority
       Interests and Income Taxes                    (114,808)        1,042,984
                                                  -----------       -----------

  Minority Interests in Consolidated Affiliates      (280,410)          (94,861)

  State Franchise Tax                                   2,400             2,400
                                                  -----------        ----------


  Net Income (Loss)                              $  (397,618)       $   945,723
                                                  ===========        ==========

Allocation of Net Income (Loss)

  General Partners, in the Aggregate             $    (3,976)       $     9,457
                                                  ===========        ==========

  Limited Partners, in the Aggregate             $  (393,642)       $   936,266
                                                  ===========        ==========

  Limited Partners, per Equity Unit              $       (25)       $        60
                                                  ===========        ==========

          See Accompanying Notes of Consolidated Financial Statements


                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
                 For the Years Ended December 31, 1998 and 1997




                                             General     Limited
                                             Partners    Partners       Total

Partners' Capital (deficit),
     January 1, 1997                        $(64,906)  $ 9,294,654  $ 9,229,748

Net Income for 1997                            9,457       936,266      945,723

Distribution to Partners in 1997             (22,323)   (2,210,042)  (2,232,365)
                                             -------    ----------   ----------

Partners' Capital (deficit),
     December 31, 1997                       (77,772)    8,020,878    7,943,106

Net Loss for 1998                             (3,976)     (393,642)    (397,618)
                                             --------   ----------   ----------

Partners' Capital (deficit),
     December 31, 1998                      $(81,748)  $ 7,627,236  $ 7,545,488
                                             =======    ==========   ==========


Distributions to limited partners, per equity unit, for 1997 were $141, as determined by dividing the distribution to limited partners for the year by number of units outstanding at the end of the year. There were no distributions in 1998.


          See Accompanying Notes of Consolidated Financial Statements


                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                   For Years Ended December 31, 1998 and 1997

                                                        1998             1997
                                                        ----             ----

Cash Flow from Operating Activities
  Net Income (Loss)                                  $  (397,618)   $   945,723
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Used in Operating Activities:
      Minority Interests in Consolidated Affiliates      280,410         94,861
      Note Receivable Discount                            73,268            ---
      Accretion of Discounted Note Receivable            (32,755)       (20,552)
      Gain on Sale of Investment                            ---        (521,110)
      Gain on Sale of Land                                  ---        (505,740)
      Other                                               39,311          5,526
      Changes in Assets and Liabilities:
        (Increase) Decrease in Other Receivables         101,676       (106,830)
        Increase in Notes Receivable from Affiliate     (170,626)           ---
        Increase in Accounts Payable                      87,230         69,840
        Increase in Prepaid Expenses                     (18,181)           ---
        Increase (Decrease) in Due to Affiliates         (29,294)         5,409
                                                     -----------   ------------
         Net Cash Used in Operating Activities           (66,579)       (32,873)
                                                     -----------    -----------

Cash Flows From Investing Activities:
      Proceeds from Sale of Investment                       ---      1,725,096
      Proceeds from Sale of Land                             ---      1,950,000
      Decrease (Increase) in Investments
          and Consolidated Affiliates                    381,726       (203,058)
      Increase in Land Development and
          Carrying Costs                              (1,754,899)      (607,838)
                                                     -----------    -----------
         Net Cash Provided by (Used In) Investing
         Activities                                   (1,373,173)     2,864,202
                                                     -----------   ------------

Cash Flows From Financing Activities:
  Proceeds from Note Payable                             895,371            ---
  Distributions to Partners                                  ---     (2,232,365)
                                                     -----------    ------------
         Net Cash Provided by
             (Used in) Financing Activities              895,371     (2,232,365)
                                                     -----------    ------------

Net Increase (Decrease) in Cash                         (544,381)        598,964
Cash, Beginning                                          960,479         361,515
                                                     -----------    ------------
Cash, Ending                                         $   416,098   $     960,479
                                                     ===========    ============

          See Accompanying Notes of Consolidated Financial Statements
                                       -8-



                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                Consolidated Statements of Cash Flows - Continued
                   For Years Ended December 31, 1998 and 1997

Supplemental Disclosure of  Cash Flow Information:

Cash Paid for Income Taxes                           $  2,400   $  2,400
                                                     ========   ========

Cash paid for Interest                               $ 12,813   $    ---
                                                     ========    =======

Non-cash investing and financing activities during the years ended December 31, 1998 and 1997 consist of the following:

     During the years ended December 31, 1998 and 1997, the Partnership recorded an increase in the carrying costs of foreclosed land equal to additional property tax liabilities incurred of $664,417 and $954,152, respectively.



          See Accompanying Notes of Consolidated Financial Statements

                                    TMP Land
                               Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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

Principles of Consolidation - The consolidated  financial statements include the
---------------------------
accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and TMP Homes Flowerfield-Sun City, LLC (Sun City). All significant intercompany accounts and transactions have been eliminated in consolidation. (See Note 4.)

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

                            Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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

New Accounting Standards - In June 1998 the Financial Accounting Standards Board
------------------------
issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities". The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. This statement will have no effect on the consolidated financial statements of the Partnership.

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

                            Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

Note 4 - Restatements and reissuances of 1994 - 1997 Financial Statements

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

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995, 1996, and 1997 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal years 1995, 1996, and 1997 to reflect the consolidation and related minority interests of $461,000 for Remington and Sun City as of December 31, 1998.

In November, 1996, the Partnership entered into a non-interest bearing note for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest.

Note 5 - Allocation of Profits and Losses and Cash Distributions

Profit, losses, and cash distributions are allocated ninety-nine percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances, at which time, remaining profits, losses and

                            Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

Note 5 - Allocation of Profits and Losses and Cash Distributions, continued:

cash distributions are allocated seventy-six percent to the limited partners and twenty-four percent to the general partners. Distributions of cash from operations, if any, are made monthly within 30 days after the end of the month. No distributions were made during 1998. Distributions made during 1997 are shown on the accompanying consolidated statements of partners' capital.

Note 6 - Related Party Transactions

Units were offered to the public through TMP Capital Corp. ("TMP Capital"), an affiliate of the general partners, as the managing broker-dealer. As the managing broker-dealer, TMP Capital received a sales commission of up to 10% of the gross proceeds, 8% of which was reallocated to soliciting dealers on units sold by them. TMP Realty, Inc paid these sales commissions.

Under the terms of the Partnership agreement, if the general partners or their affiliates provide a substantial amount of services in connection with the sale of a property, or a portion of it, acquired through foreclosure or otherwise, they are paid a commission not to exceed the lesser of 1) one-half of the normal and competitive percentage of gross sales price charged for similar services by an unaffiliated partner; or 2) 3% of the gross sales price of the property. The payment shall be subordinate to a return of all of the limited partners' capital contributions and the payment to the limited partners of their cumulative unpaid priority returns. During 1997, the Partnership paid $42,693 to TMP Investments, Inc, for loan servicing fees on the La Monte loan and paid $216,250 to TMP
Realty, Inc. for brokers fees for the sale of the Steadfast investment. The Partnership was charged $15,152 by TMP Investments, Inc. for certain general and administrative (office and secretarial) expenses during 1997. See also Note 14.

Note 7 - Notes Receivable from Affiliate

In November, 1996, the Partnership sold a parcel of land (including the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LTD (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships' original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. The Partnership recognized a $127,000 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. In 1998, the Partnership loaned an additional $165,000 to this affiliate for a five year period without interest (and discounted the note at 12%) and recognized a $73,000 charge to operations due to the non-interest bearing terms of the note. As of December 31, 1998, the two notes receivable balances totaled $307,091 (net of the unamortized discount of $143,648). The Partnership accreted interest income on these notes during 1998 and 1997 of $32,755 and $20,552, respectively which is included as interest income on the Consolidated Statements of Operations. (See Note 4.)

                            Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

Note 8 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability company, whereby PacWest paid the general partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership and ten other related partnerships (the TMP Land Partnerships) in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, accrued property taxes and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership.

Pursuant to the Management Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 1998, the Partnership has a payable of $3,267 to PacWest related to the aforementioned agreements.



                            Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

Note 9 - Investments

The following is a summary of the  investments of the Partnership as of December
31:

                                                              1998

      TMP Flowerfield, LLC (Flowerfield)                  $    108,039
      Peppertree Park, LLC (Peppertree)                        500,000
                                                           -----------

                                                          $    608,039

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

Note 10 - Gain on Sale of La Monte Property

During 1997, property acquired through foreclosure of the La Monte loan was sold for $1,950,000 less costs of the property and related carrying and closing costs for a net gain of $505,740.

Note 11 - Gain on Sale of Investments

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC (Steadfast) which was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount is included in other receivables at December 31, 1998.

Note 12 - Property Taxes Payable

As of December 31, 1998, approximately $4,870,000 of total property taxes payable is owed on the San Jacinto property (Note 4) representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date.

                            Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

Note 13 - Note Payable

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of December 31, 1998, Sun City has a principal balance due on the note of $895,371.

Note 14 - Minority Interests

In 1995, the Partnership entered into a joint venture agreement referred to as "TMP Remington, LLC" with TMP Homes, LLC (TMP Homes) whereby the Partnership contributed land for a 75% interest in TMP Remington, LLC.

TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest, the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture which value was credited to TMP Homes, as the minority interest owner, who will develop the property.

In April, 1996, the Partnership entered into a joint venture agreement referred to as "TMP Flowerfield - Sun City, LLC" with TMP Homes whereby subsequently the Partnership contributed land which had a book value of $511,000 and an agreed-upon value of $420,000 for 75% interest in the venture. The Partnership recognized a $91,000 loss on the write down of the land and a loss for 25% of the other contributed assets which value was credited to TMP Homes the minority interest member, who will develop the property. The Partnership accounts for these two joint ventures on a consolidated basis and has recorded minority interest gain/loss accordingly.

Note 15 - Year 2000 Compliance (unaudited)

Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Partnership's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Partnership's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                            SUPPLEMENTARY INFORMATION



                                                         TMP LAND MORTGAGE FUND, LTD
                                                 (A California Limited Partnership)
                                       Schedule II - Real Estate and Accumulated Depreciation
                                        (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                For the Year Ended December 31, 1998

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
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
San Jacinto           $4,870,485   $3,550,000 $   63,737 $5,279,858  $ 8,893,595      -0-           N/A       06/02/94&
                                                                                                               08/11/94        N/A
Unimproved land -
Sun City                  -0-       1,320,000        638     30,686    1,351,324      -0-           N/A        11/02/94        N/A
Unimproved land -
Banning                   -0-       1,875,000      1,500     23,447    1,899,947      -0-           N/A        12/21/94        N/A
Unimproved land -
Sun City                  -0-         420,000  1,268,188        -0-    1,688,188      -0-           N/A        03/29/95        N/A
Unimproved land -
San Diego                 -0-       1,658,000  1,062,680     24,819    2,745,499      -0-           N/A        08/23/95        N/A
                      $4,870,485   $8,823,000 $2,396,743 $5,358,810  $16,578,553      -0-
                      ==========    =========  =========  =========== ==========      ===

Less valuation allowance:                                            $ 4,023,109
                                                                      ----------
Net carrying value                                                   $12,555,444
                                                                      ==========

Reconciliation of carrying amount

Beginning balance                  $10,687,386

Additions
  Initial Costs                    420,000
Carrying Costs/Improv. $2,272,263
                       ----------
  Total Additions                  2,692,263
Deductions:
 Initial Costs            500,000
 Improvements               4,780
 Carrying costs           280,114
 Increase in valua-
       tion allowance      39,311
  Total Deductions                   824,205
                                     -------

Ending balance                     $12,555,444
                                    ==========



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
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
  San Jacinto         $3,941,330   $ 3,550,000$   63,737 $4,311,391  $7,925,128        -0-           N/A       06/02/94&
                                                                                                               08/11/94        N/A
Unimproved land -
  Sun City                  -0-      1,320,000       638     75,465   1,396,103        -0-           N/A       11/02/94        N/A
Unimproved land -
  Banning                   -0-      1,875,000     1,500    121,355   1,997,855        -0-           N/A       12/21/94        N/A
Unimproved land -
  Sun City                  -0-        159,871     4,780      6,291     666,162        -0-           N/A       03/29/95        N/A
Unimproved land -
  San Diego                 -0-      1,658,000   888,804    139,132   2,685,936        -0-           N/A       08/23/95        N/A
                                     ---------   -------    -------   ---------
Combined encum. -
  other properties       264,738
                         -------
                      $4,206,068   $ 8,903,000$1,114,550 $4,653,634  $14,671,184        -0-
                       =========     ========= =========  =========   ==========        ===

Less valuation allowance:                                            $ 3,983,798
                                                                     -----------
Net carrying value                                                   $10,687,386
                                                                     ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                  $10,575,184

Additions
Improvements          $  407,660
Carrying Costs/Improv. 1,152,390
                       ---------
  Total Additions                   1,560,050
Deductions:
 Initial Costs         1,220,000
 Improvements             72,794
 Carrying costs          149,528
 Increase in valua-
    tion allowance         5,526
  Total Deductions                  1,447,848
                                    ----------
Ending balance                     $10,687,386
                                    ==========