Form 10-K/A
period 1995-12-31
TMP LAND MORTGAGE FUND LTD
filed 1999-06-16
CIK 872836

The  registrant  is  filing  restated  1994-1997  financial  statements.   These
restatements reflect changes discussed in Note 7 to the consolidated financial statements.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No. [ ]

ITEM 6   SELECTED FINANCIAL DATA

         The following table summarizes selected financial data of the Partnership for the period from inception (November 15, 1991) to December 31, 1991, and for the years ended December 31, 1995, 1994, 1993, and 1992 and should be read in conjunction with the more detailed financial statements contained in
Item 8, below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                        (Not covered by Auditor's report)

--------------------------------------------------------------------------------
                                                                  Period from
                                                                  inception(Nov.
                     1995         1994          1993        1992  15, 1991) Dec-
                                                                 ember 31, 1991)
--------------------------------------------------------------------------------
Interest Income      $   728,235  $   1,253,631 $ 1,272,295 $  281,050 $    7
Other Income (Loss)     (60,896)          4,528           0      4,000      0
Total Income         $   667,339  $   1,258,159 $ 1,272,295 $  295,050 $    7
Net Income (Loss)        583,233    (2,664,558)   1,214,361    266,391      7
Net Income per Unit           37          (168)          83         32      7
Cash Distribution
 per Unit                    160             77          86         22      0
Total Assets         $12,126,340  $  12,968,990 $14,614,432 $8,397,315 $1,007

*Based on 15,715, 15,715, 14,461, 8,334 and 1 Unit outstanding at December 31, 1995, 1994, 1993, 1992 and 1991 respectively.

ITEM 7   MANAGEMENTS DISCUSSION AND ANYALYSES OF FINANCIAL
                  CONDITION AND RESULTS OF OPERTATION

RESULTS OF OPERATIONS

         During the period from inception (November 15, 1991) through April 22, 1994, the Partnership was engaged in the formation of the Partnership, the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds in mortgage loan investments. On April 22, 1994, the offering and sale of limited partnership units ceased. As of April 22, 1994, a total of 15,715 Units had been sold by the Partnership for total proceeds of $15,715,000. Excess proceeds from the sale of Units are invested in interest-bearing reserve accounts. During 1995, the revenues received were interest income earned on mortgage loans, interest income earned on funds held in reserve and proceeds realized from the repayment of mortgage loans.

         The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first deeds on unimproved properties, primarily in the Inland Empire area of Southern California. As of December 31, 1995, twelve loans had been made by the Partnership. Three of these loans had been repaid, seven loans had defaulted and the Partnership has repossessed six of these properties, and one loan was under extension by negotiation. See "Item 1 - Business" subcaption "Mortgage Loan Investments."

See restatement and reissuance of 1994 and 1995 financial statements in Note 7 in the Partnership financial statements in Item 8.

As of December 31, 1995, the Partnership had cash on hand of $81,957. All other proceeds from its offering had been invested in loans or working capital reserves, or had been used in foreclosure proceeds or maintaining the foreclosed properties for the Partnership. Also during December 1995, the Partnership invested $868,379 in a joint venture with an outside party to form Steadfast HSC, LLC. This LLC owns a 243-unit apartment complex in the Los Angeles area. The Partnership owns 99% of the LLC.

The following table contains a summary of the loans funded by the Partnership:



                Date of                Due Date or
Borrower        Loan          Amount   Foreclosed    Description


PR Equities    07/14/92     $2,400,000 01/01/94      The current outstanding
                                                     property tax and Mello Roos
                                                     bond assessment against the
PR Equities    11/30/92     $1,150,000 05/30/94      Partnership's   452    lots
                                                     taken back in   foreclosure
                                                     is  over  $2,000,000.  This
                                                     debt  plus  the  continuing
                                                     tax accrual makes the prop-
                                                     erty unsaleable in the cur-
                                                     rent market.  In  order  to
                                                     recoup the loan investment,
                                                     TMP is  pursuing  two  ave-
                                                     nues. First, TMP is working
                                                     with the city  and the ori-
                                                     ginal  underwriter  of  the
                                                     Mello-Roos bonds to restru-
                                                     cture the debt through a
                                                     new bond offering. If succ-
                                                     essful, the overall bonded
                                                     indebtedness and the annual
                                                     debt  service  would be re-
                                                     duced.  The lots would then
                                                     become buildable in today's
                                                     market   which  might  make
                                                     them saleable to a develop-
                                                     er.  Second, TMP,   togethe
                                                     with   Coast   Construction
                                                     Company,       has   ormed
                                                     building     company,   TMP
                                                     Homes.  TMP Homes, together
                                                     with the  Partnership,  has
                                                     formed a  Limited Liability
                                                     Company to build   homes on
                                                     92 of the 452 lots with all
                                                     profit from the sale of the
                                                     homes going to the Partner-
                                                     ship.  The  City  has  been
                                                     forced by  the terms of the
                                                     bonds to schedule a sale of
                                                     the property for delinquent
                                                     bond assessments.  The cost
                                                     of completion of  the  lots
                                                     when added to the remaining
                                                     unpaid  assessment  exceeds
                                                     what the market  will  bear
                                                     today.  TMP does not expect
                                                     to see anyone offer to  buy
                                                     at  the  sale.   The Genera
                                                     Partners plan to redeem the
                                                     92 lots if it appears  that
                                                     someone  else  may  buy the
                                                     property.

Sunset
 Crossing      08/27/93     $1,875,000 12/27/94      The   Partnership  acquired
                                                     this 42   acre   commercial
                                                     site   at  the  off-ramp of
                                                     Sunset  Crossing  and   the
                                                     I-10 freeway through  fore-
                                                     closure on 12/27/94. TMP is
                                                     currently   talking      to
                                                     developers about a possible
                                                     joint venture to finish the
                                                     sites and sell  parcels  to
                                                     "Big Box" users.

Fox-Olson      12/24/92     $1,320,000 06/24/94      The  Partnership  owns  the
                                                     property at  the corner  of
                                                     Newport  Ave. and   Bradley
                                                     Road  through  foreclosure.
                                                     Property is for sale for
                                                     $1,500,000.

Environmental  01/15/93     $1,625,000 10/15/94      The Partnership accepted a
Development                                          deed in lieu of foreclosure
                                                     and now owns the  property.
                                                     The  General Partners  have
                                                     determined   that construc-
                                                     tion of homes will  achieve
                                                     the highest return  to  the
                                                     Partnership.  The determin-
                                                     ation is  based  in part on
                                                     the  results  of  a  market
                                                     feasibility study commiss-
                                                     ioned  by  the  Partnership
                                                     from  the  Meyers Group and
                                                     also  in part on  the terms
                                                     of a Joint  Venture  Agree-
                                                     ment with  TMP  Homes  that
                                                     will direct the major port-
                                                     ion of all  sales  proceeds
                                                     and progits to the Partner-
                                                     ship.


--------------------------------------------------------------------------------
               Date of                 Due Date or
Borrower       Loan         Amount     Foreclosed    Description
--------------------------------------------------------------------------------

Fox-Olson #2   06/17/93     $500,000     12/17/94    Property  on  Newport Ave.,
                                                     west of the Interstate  215
                                                     is  Owned  by  the Partner-
                                                     ship.  Property is for sale
                                                     at $550,000.

Singletary     10/12/93     $2,200,000   04/12/95    Loan was repaid on December
                                                     13,  1995  allowing  for  a
                                                     distribution of  $2,200,000
                                                     to investors.

LaMonte        10/25/93     $1,220,000   04/25/95    Loan is in default.  After
                                                     the  Partnership  filed   a
                                                     Notice of Default, the Bor-
                                                     rower transferred the prop-
                                                     erty  to  a  wholly  owned
                                                     corporation and the corpor-
                                                     ation filed  a  Chapter  11
                                                     proceeding to  delay  fore-
                                                     closure.  The   Partnership
                                                     succeeded  in  having   the
                                                     Bankruptcy Court remove the
                                                     stay after a contestual law
                                                     and motion proceeding.  The
                                                     Borrower then filed a state
                                                     court  action   asking  the
                                                     court for a  temporary  in-
                                                     junction  based on  alleged
                                                     irregularities  during  the
                                                     foreclosure    process.   A
                                                     hearing was held  March  8,
                                                     1996  and  foreclosure   is
                                                     stayed until March 15,1996,
                                                     pending the outcome of  the
                                                     hearing.

Lansing        03/23/94     $625,000   09/23/95      Loan    was    repaid    on
                                                     September 5, 1995. Proceeds
                                                     were  added  to cash reser-
                                                     ves.

Rockfield      06/01/94     $100,000   03/01/95      The Borrower defaulted  and
Development                                          the property was foreclosed
                                                     on  January 15, 1996.   The
                                                     Partnership has  agreed  to
                                                     sell  its  interest in  the
                                                     property  to  TMP  Mortgage
                                                     Income Plus, Ltd.  for  the
                                                     amount of its participation
                                                     in the  loan plus  interest
                                                     through   date   of    for-
                                                     closure.

Peppertree     06/28/94     $2,000,000 12/28/95      Loan  is  in  default. Bor-
                                                     rower  has requested  a  90
                                                     day  extension  with  addi-
                                                     tional points and interest.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          From inception to December 31, 1995, the Partnership received a total of $15,715,000 in gross proceeds from the sale of limited partnership units. During the period from inception through December 31, 1994, the Partnership made a total of twelve mortgage loans for a total expenditure of $15,615,000. Two loans, in the total amount of $2,825,000, were repaid during the fiscal year ending December 31, 1995.

          During the calendar year ended December 31, 1992, the Partnership raised a total of $8,334,000; during the calendar year ended December 31, 1993, the Partnership raised a total of $6,127,000; and during the calendar year ended December 31, 1994, the Partnership raised a total of $1,254,000. The offering was closed on April 22, 1994. During 1992, the Partnership made five loans totaling $7,345,000; during 1993, and additional four loans were placed totaling $5,545,000; during 1994, three additional loans were made totaling $2,725,000. Total income received in 1992 was $285,050; total income in 1993 was $1,272,295; and total income in 1994 was $1,258,159; and total income in 1995 was $819,835. Expenses in 1992 were $18,659 for a profit of $266,391 or $32 per unit. Total expenses in 1993 were $57,924 leaving a profit of $1,214,371 or $84 per equity unit. Total expenses in 1994 were $3,922,717, leaving a loss of $(2,664,558) or $(168) per unit. Total expenses in 1995 were $84,106, leaving a profit of $647,729. The increased expenses in 1994 and 1995 were due to foreclosure costs of $40,061 and the loss on the value of property which was foreclosed. The General Partners intend to meet cash requirements for at least the next twelve months by first using cash on hand; second, funds from interest income; and third, from repayment of loans or sale of foreclosed properties. The General Partners believe that if their negotiations with the City of San Jacinto are successful, sufficient funds are available to meet anticipated cash requirements.

          The amount of distributable cash from operations which may be generated cannot be predicted. Since all of the mortgage loans generated by the Partnership have either resulted in foreclosure with the Partnership now owning the properties, or are currently in negotiations pending foreclosure, no interest income can be predicted. The Partnership intends to develop and sell several of the properties that it now owns through foreclosure. The Partnership is also actively marketing other properties that it holds. The General Partners also expect that the sale of the apartments that the Partnership purchased in Hollywood will be consummated during 1996, which could result in cash flow to the Partnership.

          Although the Partnership has a higher than expected rate of foreclosure on the loans made by the Partnership, management believes that the loan to value ratio is sufficient to allow the Partnership to sell the properties and return substantially all of the investor's capital. The General Partners do not intend to make any further loans from funds of the Partnership. In order to preserve and recapture the capital of the Partnership, the General Partners have entered into a development agreement with a development company, TMP Homes, and intends to begin construction on three of the properties which the Partnership has acquired through foreclosure. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete this planned construction. The Partnership may subject certain of the properties it has acquired through foreclosure to mortgage indebtedness as it determines appropriate at that time. There are no limitations or restrictions as to the types, amounts, and terms of conditions of indebtedness that may be incurred by the Partnership, with the exception of certain restrictions in the Partnership Agreement pertaining to any loans provided by the General Partners or their affiliates.

          The Partnership established reserves in the amount of 2% of Gross Proceeds. Some of these reserves were used by the Partnership during 1994 for foreclosure costs and in the payment of property taxes necessary to maintain the foreclosed properties. The Partnership will maintain reserves for working capital and contingencies in such amounts as the General Partners from time to time deem necessary for the proper operation of the business of the Partnership. In the event the Partnership's operating income and reserves are insufficient to provide adequate liquidity, the Partnership may incur indebtedness as discussed above, or attempt to sell one or more of its mortgage loans or the properties which it has acquired through foreclosure.

          Aside from the foregoing, the Partnership knows of no demands, commitments, events or uncertainties that might affect its liquidity or capital resources in any material way. The effect of inflation on the Partnership's business should be no greater than its effect on the economy as a whole.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

The following financial statements are filed as a part of this Form 10-K:
                                                                         Page No
                                                                         -------
   (i) For the fiscal years ended December 31, 1995, 1994, and 1993
       Report of Independent Auditors                                     1
       Consolidated Balance Sheets as of December 31, 1995 and 1994       2
       Consolidated Statements of Operations                              3
       Consolidated Statements of Partners' Capital                       4
       Consolidated Statements of Cash Flows                              5
       Notes to Consolidated Financial Statements                         6
       Financial Statement Schedules                                     11

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                Table of Contents
                                -----------------



Report of Independent Auditors                                  1

Consolidated Balance Sheets                                     2

Consolidated Statements of Operations                           3

Consolidated Statements of Partners' Capital                    4

Consolidated Statements of Cash Flows                           5

Notes to Consolidated Financial Statements                   6-10

Supplementary Information                                   11-16

                         Report of Independent Auditors

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)


We have audited the accompanying consolidated balance sheets of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1995, 1994, and 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TMP Land Mortgage Fund, Ltd. (A California Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended, December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

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

Balser, Horowitz, Frank & Wakeling
/S/  BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
January 29, 1996, except for Note 7 which is as of May 15, 1999


                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                           Consolidated Balance Sheets
                           December 31, 1995 and 1994



                                     Assets
                                     ------

                                             1995               1994
                                             ----               ----

Cash                                    $      162,491    $       443,587
Other Receivable                               157,966                  0
Accrued Interest Receivable                          0             91,902
Mortgage Loans on Real Estate                3,320,000          8,270,000
Investments                                  1,155,867                  0
Investment in Unimproved Land (net
 of valuation allowance of
    $3,882,530 and $3,836,224,
    respectively)                            7,481,697          4,163,501
                                             ---------          ---------

         Total Assets                   $   12,278,021    $    12,968,990
                                        ==============    ===============


                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable                        $       33,422    $        16,177
Property Taxes Payable                       2,026,071            979,196
Due to Affiliates                              166,875                869
Accrued Expenses                                   800                800


         Total Liabilities                   2,227,168            997,042
                                          ------------      -------------

Minority Interest                               35,136                  0

Partners' Capital (Note 1)

  General Partners                            (57,046)           (37,482)
  Limited Partners; 20,000 Equity
  Units Authorized, 15,715 Outstanding
  at December 31, 1995 and 1994,
  respectively                             10,072,763         12,009,430
                                           ----------         ----------

Total Partners' Capital                    10,015,717         11,971,948
                                           ----------         ----------

Total Liabilities and Partners' Capital $  12,278,021     $   12,968,990
                                        =============     ==============


        See Accompanying Notes to Consolidated Financial Statements
                                       -2-



                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1995, 1994 and 1993



                                            1995         1994          1993
                                            ----         ----          ----

Income
------

  Mortgage Loan Interest Income         $697,431     $  1,216,528    $1,237,782
  Bank Deposit Interest Income            19,740           37,103        34,513
  Loss on Investments                    64,417)                0             0
  Loan Commitment Fee                     11,662                0             0
  Other Income                             3,600            4,528             0
                                         -------        ---------     ---------
         Total Income                    668,016        1,258,159     1,272,295
                                         -------        ---------     ---------

Expenses

  Loss on Decline in Market Value
    of Property                           46,306        3,836,224             0
  Accounting and Legal                    18,352           24,059        23,146
  Advertising                                642                0             0
  California Franchise Tax                   800              800           800
  Foreclosure Costs                            0           40,061             0
  Interest                                   598                0           890
  Loan Administration                          0               35           459
  Office Expenses                          3,150            3,210         5,014
  Postage and Printing                     5,502            6,677         6,518
  Secretarial and Bookkeeping Support      9,460           11,651        21,097
                                         -------        ---------     ---------
         Total Expense                    84,810        3,922,717        57,924
                                         -------        ---------     ---------

Net Income (Loss) before Minority
 Interest                                583,206      (2,664,558)     1,214,371

Minority Interest in Loss of Subsidiary       27                0             0
                                         -------        ---------     ---------

Net Income (Loss)                       $583,233     $(2,664,558)    $1,214,371
                                        ========     ===========     ==========


Allocation of Net Income or (Loss)

  General Partners, in the Aggregate    $  5,832     $   (26,646)    $   12,144
                                        ========     ===========     ==========

  Limited Partners, in the Aggregate    $577,401     $(2,637,912)    $1,202,227
                                        ========     ===========     ==========

  Limited Partners, per Equity Unit     $     37     $      (168)    $       83
                                        ========     ===========     ==========



          See Accompanying Notes to Consolidated Financial Statements
                                       -3-

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                      Consolidated Statements of Partners'
                    Capital For the Years Ended December 31,
                               1995, 1994 and 1993


                                      General       Limited
                                      Partners      Partners        Total
                                      --------      --------        -----


Partners' Capital, December 31, 1992  $     596     $  8,393,087    $ 8,393,683

Capital Contributed in 1993                   0        6,127,000      6,127,000

Net Income for 1993                      12,144        1,202,227      1,214,371

Distribution to Partners in 1993        (11,332)      (1,117,000)    (1,128,332)
                                        -------       ----------      ----------

Partners' Capital, December 31, 1993      1,408       14,605,314     14,606,722

Capital Contributed in 1994                   0        1,254,000      1,254,000

Net Loss for 1994                       (26,646)      (2,637,912)    (2,664,558)

Distribution to Partners in 1994        (12,244)      (1,211,972)    (1,224,216)
                                        -------       ----------     ----------

Partners' Capital (deficit),
 December 31, 1994                      (37,482)       12,009,430     11,971,948

Net Income for 1995                       5,832          577,401        583,233

Distribution to Partners in 1995        (25,396)      (2,514,068)    (2,539,464)
                                        -------       ----------     ----------

Partners' Capital (deficit),
 December 31, 1995                    $ (57,046)     $10,072,763    $10,015,717
                                      =========      ===========    ===========



Distributions to Limited Partners, per equity unit, for 1995, 1994 and 1993 were $160, $77 and $77 respectively, as determined by dividing the distribution to limited partners for the year by number of units outstanding at the end of the year.

           See Accompanying Notes to Consolidated Financial Statements
                                       -4-




                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                      Consolidated Statements of Cash Flows
                For Years Ended December 31, 1995, 1994 and 1993

                                           1995           1994          1993
                                           ----           ----          ----

Cash Flows from Operating Activities
  Net Income (Loss)                       $  583,233  $(2,664,558)  $ 1,214,371
  Adjustments to Reconcile Net Income
  (Loss) to
   Net Cash Provided by (Used in)
     Operating Activities:
    Loss on Decline in Market Value
      of Property                             46,306    3,836,224             0
    Loss on Investments                       64,523            0             0
    Minority Interest in Loss of
      Subsidiary                                 (27)         ---           ---
    Changes in assets and liabilities:
    (Increase) decrease in Accrued
      Interest Receivable                     91,902       42,415       (68,452)
    Increase in Other Receivables           (157,966)           0             0
    Increase in Accounts Payable              17,245       12,612           733
    (Increase) Decrease in Mortgage
       Loans on Real Estate                2,825,000   2,125,000)    (5,545,000)
    Increase (Decrease) in Due to
       Affiliates                            166,006      (2,476)         3,345
                                           ---------   ---------      ---------
       Net Cash Provided by (Used in)
           Operating Activities            3,636,222    (900,783)    (4,395,003)
                                           ---------   ---------      ---------
Cash Flows from Investing Activities:
      Increase in Investments             (1,220,363)          0              0
      Increase in Minority Interest           35,136           0              0
      Payment for Development and
         Carrying Costs                     (192,627)   (275,529)             0
                                           ---------   ---------      ---------
         Net Cash Used In Investing
            Activities                    (1,377,854)   (275,529)             0
                                           ---------   ---------      ---------
Cash Flows From Financing Activities:
  Capital Contributions                            0   1,254,000      6,127,000
  Distributions to Partners               (2,539,464) (1,224,216)    (1,128,332)
                                           ---------   ---------      ---------
         Net Cash Provided by
       (Used in) Financing Activities     (2,539,464)     29,784      4,998,668
                                           ---------   ---------      ---------

Net Increase or (Decrease) in Cash          (281,096)  (1,146,528)      603,665

Cash, Beginning                              443,587    1,590,115       986,450
                                           ---------    ---------      --------

Cash, Ending                              $  162,491  $   443,587   $ 1,590,115
                                          ==========  ===========   ===========

Supplemental Disclosures of
 Cash Flow Information
----------------------
Cash paid for income taxes                $      800  $       800   $       800
Cash paid for interest                    $        0  $         0   $       890

Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Non-cash investing and financing activities during the years ended December 31, 1995 and 1994 consist of the following:

During the years ended December 31, 1995 and 1994, the Partnership recorded an increase in the carrying costs of foreclosed land equal to additional property tax liabilities incurred of $1,046,875 and $979,196, respectively.

During the years ended December 31, 1995 and 1994, the Partnership foreclosed on two and four mortgage loans receivable with unpaid balances of $2,125,000 and $6,745,000, respectively, and recorded the acquisition of the properties at their fair values on the dates of foreclosure, net of a valuation allowance. At December 31, 1995 and 1994, the valuation allowance totaled $3,882,530 and $3,836,224, respectively.

           See Accompanying Notes to Consolidated Financial Statements
                                       -5-

                                    TMP Land
                               Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994

Note 1 -  General and Summary of Significant Accounting Policies

General - TMP Land Mortgage Fund, Ltd., A California Limited Partnership (the "Partnership"), was organized in 1991 in accordance with the provisions of the California Uniform Limited Partnership Act. The purpose of the Partnership is to make short-term (generally one to three-year) loans to unaffiliated parties secured by first trust deeds (mortgages) on unimproved real property primarily in the Inland Empire area of Southern California and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans.

Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and TMP Homes Flowerfield-Sun City, LLC (Sun City). All significant intercompany accounts and transactions have been eliminated in consolidation. (See Note 7)

Investment in Unimproved Land - Investment in unimproved land is stated at the balance of the foreclosed loan plus carrying and improvement costs incurred subsequent to foreclosure, net of a valuation allowance, as necessary, to state the properties at their fair value. All costs associated with the acquisition and improvement of a property are capitalized including all direct carrying costs; such as interest expense and property taxes.

Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) were paid by an affiliate of the Partnership, TMP Realty, Inc. (See Notes 2 and 6.)

Income Taxes - No provision for federal income taxes has been made in the accompanying consolidated financial statements as all profits and losses flow through to the respective partners and are recognized on their individual income tax returns. However, the minimum California franchise tax paid by the Partnership and it's consolidated entities at December 31, 1995 and 1994 was $800 per year.

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. During the normal course of its business, the Partnership accumulates cash and maintains deposits at various banks. Occasionally, the cash deposit at a particular bank may exceed the federally insured limit. Any accounting loss or cash requirement resulting from the failure of a bank would be limited to such excess amounts.

Use of Estimates - In the preparation of financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 2 - Organization of the Partnership

TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) originally formed the Partnership on November 15, 1991 as the general partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and

                            Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994

Note 2 - Organization of the Partnership, continued

then became the shareholders of TMP Group, Inc.

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

Note 4 - Allocation of Profits and Losses and Cash Distributions

Profit, losses, and cash distributions are allocated ninety-nine percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances, at which time, remaining profits, losses and cash distributions are allocated seventy-six percent to the limited partners and twenty-four percent to the general partners. Distributions of cash from operations, if any, are made monthly within 30 days after the end of the month. Distributions made during 1995, 1994 and 1993 are shown on the accompanying consolidated statements of partners' capital.

Note 5 - Related Party Transactions

Unaffiliated borrowers paid broker loan placement fees to TMP Realty, Inc., an affiliate of the General Partners, of $88,000, $258,750,and $523,425 during 1995, 1994 and 1993, respectively, for assistance in negotiating loan terms with the Partnership. TMP Realty, Inc. pays all organization and offering expenses, including all legal, accounting, printing, registration and other costs. In addition, the borrowers paid loan servicing fees to TMP Investments, Inc., a general partner of the Partnership, of $33,000, $69,375 and $130,856 during 1995, 1994 and 1993, respectively.

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

                                    TMP Land
                              Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994

Note 5 - Related Party Transactions, continued

During 1995, 1994 and 1993, respectively, the Partnership was charged $17,624, $21,381, and $32,791, respectively, (of which $0, $869, and $3,345 is included in the due to affiliates balance at year-end) by TMP Investments, Inc. for cost reimbursements for office and secretarial expenses. During 1993, the Partnership borrowed $201,875 from TMP Properties to fund mortgage loans. The Partnership repaid the loans, with interest of $890, during 1993.

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

The PR Equities loans for $2,400,000 and $1,150,000 matured January 14, 1994 and May 30, 1994, went into default and were foreclosed on June 2, 1994 and August 11, 1994, respectively. The collateral (land) was recorded in the accounts of the Partnership at the gross loan amounts, less a valuation allowance, to record the net book value of the land at its fair value at the date of foreclosure. (See Note 7)

The Sunset Crossing loan for $1,875,000 matured August 27, 1994, went into default and was foreclosed on December 21, 1994. The collateral (land) was recorded in the accounts at the loan amount and unpaid property taxes at the time of foreclosure, which approximated the fair value of the land.

The Olson loan for $1,320,000 matured June 24, 1994, went into default and was foreclosed on November 2, 1994. The collateral (land) was recorded in the accounts at the loan amount, which approximated the fair value of the land.

                                    TMP Land
                               Mortgage Fund, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994

Note 6 - Mortgage loans on real estate, Continued

The Olson #2 loan for $500,000 matured December 17, 1994, went into default and was foreclosed on April 26, 1995. The collateral (land) was recorded in the accounts at the loan amount, which approximated the fair value of the land.

The Environmental Development loan for $1,625,000 matured October 15, 1994, went into default and was foreclosed on August 23, 1995. The collateral (land) was recorded in the accounts at the loan amount which approximated the fair value of the land.

During the year ended December 31, 1994 the Frame loan for $600,000 was repaid in full.

The LaMonte loan for $1,220,000 defaulted on April 26, 1995. The borrower has filed for a stay of foreclosure under bankruptcy proceedings. The Partnership has filed a petition to have the stay lifted and for damages based on a fraudulent transfer of the property to an insolvent corporation.

The Rockfield Development loan for $100,000 defaulted on April 13, 1995 and foreclosure was completed on January17, 1996. The Patnership acquired the collateral (land) sunsequent to December 31, 1995. The Partnership is a 40% owner of the property and the remainint 60% is owned by TMP Mortgage Income Plus, Ltd.

The Peppertree loan for $2,000,000 which matured on June 28, 1995 is on a month to month extension as of December 31, 1995.

Note 7 - Restatements and reissuances of 1994 and 1995 Financial Statements

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

In addition, management has determined that the amount of property taxes payable as recorded in June, 1994, and subsequent periods through December 31, 1995, were understated by a total of $1.3 million . Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate fiscal years.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The 1995 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for fiscal year 1995 to reflect the consolidation and related minority interests of $35,000 for Remington and Sun City as of December 31, 1995.

                                    TMP Land
                              Mortgage Fund,, LTD.
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994

Note 8 - Investments

During 1995, the Partnership formed two limited liability companies (LLC) with TMP Homes, LLC (an affiliated company). The Partnership is a 75% owner of TMP Flowerfield, LLC and TMP Remington, LLC, with investments in each company of $216,144 and $241,247, respectively. During 1995, a loss of $64,417 was recorded for these investments due to a decrease in the value of the Partnership's portion of the net assets of the LLC's.

The Partnership has a controlling interest in the above entities and the equity method has been used to account for its share of the entities' earnings. The financial statements of the investments have been consolidated with the financial statements of the Partnership, and a minority interest has been recorded for the value of the 25% ownership of the LLC's by TMP Homes, LLC. (See
Note 7)

Also, during December 1995, the Partnership invested $868,379 in a joint venture with an outside party to form Steadfast HSC, LLC. This company owns a 243-unit apartment complex in the Los Angeles area. The Partnership owns 99% of the LLC. Following is the condensed financial information of Steadfast HSC, LLC as of December 31, 1995:

      Balance Sheet
      -------------

      Cash                                                  $          10,766
      Receivable from members                                           7,000
      Property, net of accumulated depreciation of $5,343           6,389,342
      Loan costs                                                       26,945
                                                             ----------------
               Total assets                                 $       6,434,053
                                                             ================

      Liabilities & Equity
      --------------------
      Accounts payable                                      $          98,602
      Security deposit                                                106,154
      Loan payable                                                  5,360,000
      State tax payable                                                   800
                                                             ----------------
                                                                    5,565,556

      Members' equity                                                 856,717
      Net income                                                       11,780
                                                                      868,497
               Total liabilities & members' equity          $       6,434,053
                                                             ================

      Income Statement
      ----------------

      Revenues
      --------
      Rent income                                           $          48,825
      Interest income                                                     583
                                                             ----------------
                                                                       49,408
      Operating expenses                                               36,828
      Franchise Tax                                                       800
                                                                       37,628
      Net income                                            $          11,780
                                                             ================

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


COLUMN   A                   B           C          D          E               F                    G                     H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans Subject
                                      Final       Periodic                 Face                  Carrying            to Delinquent
  Description              Interest   Maturity    Payment    Prior         Amount of             Amount of           Principal or
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
1. Rockfield Development
     (Note3)               12.5%     03/01/95     (B)        None              100,000              100,000          $      100,000
4. La Monte (Note 3)       12.5%     04/25/95     (B)        None           1,220,000             1,220,000               1,220,000
6. Peppertree Land Company
     (Note 3)              12.5%     06/28/95     (B)        None           2,000,000             2,000,000                    None
                                                                           ----------         --------------           ------------
                                                                          $ 3,320,000         $   3,320,000          $    1,320,000

                                     Beginning  Balance                   $ 8,270,000
                                      Additions during period:
                                          New mortgage loans                     -0-
                                      Reduction during period:
                                          Loans paid off                   (2,825,000)
                                          Loans foreclosed                 (2,125,000)

                                      Ending Balance                      $ 3,320,000
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


COLUMN   A                   B           C          D          E               F                    G                     H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans Subject
                                      Final       Periodic                 Face                  Carrying            to Delinquent
  Description              Interest   Maturity    Payment    Prior         Amount of             Amount of           Principal or
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
1. Olson #2 (Note 3)       12.5%     12/17/94     (B)        None         $   500,000         $    500,000           $  500,000
2. Rockfield Development   12.5%     03/01/95     (B)        None             100,000              100,000                 None
3. Singletary              12.5%     04/12/95     (B)        None           2,200,000            2,200,000                 None
4. La Monte                12.5%     04/25/95     (B)        None           1,220,000            1,220,000                 None
5. Environmental
     Development           12.5%     05/15/95     (B)        None           1,625,000            1,625,000                 None
6. Peppertree Land Company 12.5%     06/28/95     (B)        None           2,000,000            2,000,000                 None
7. Gregg Lansing           12.5%     09/23/95     (B)        None             625,000              625,000                 None
                                                                           ----------         -------------           ----------
                                                                          $ 8,270,000         $  8,270,000           $  500,000

                                     Beginning  Balance                   $12,890,000
                                       Additions during period:
                                         New  mortgage loans                2,725,000
                                       Reduction during period:
                                         Loans paid off                      (600,000)
                                         Loans foreclosed                  (6,745,000)

                                     Ending Balance                       $ 8,270,000
                                                                           ==========

(A) All  loans  are  first  mortgage  on  unimproved  property  in the  Southern California area.
(B) All loans  provide for level  monthly  payments  of  interest  only with the entire face amount of the mortgage due at maturity




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


COLUMN   A                   B           C          D          E               F                    G                     H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                                     Loans Subject
                                      Final       Periodic                 Face                  Carrying            to Delinquent
  Description              Interest   Maturity    Payment    Prior         Amount of             Amount of           Principal or
  of Loans (A)             Rate       Date        Term       Liens         Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
1. PR Equities (Note 3)    12.5%     01/14/94     (B)        None         $ 2,400,000         $ 2,400,000            None
2. Toman Company (Note 3)  12.5%     07/28/94     (B)        None             600,000             600,000            None
3. Sunset Crossing (Note 3)12.5%     08/27/94     (B)        None           1,875,000           1,875,000            None
4. PR Equities             12.5%     05/30/94     (B)        None           1,150,000           1,150,000            None
5. Olson                   12.5%     06/24/94     (B)        None           1,320,000           1,320,000            None
6. Environmental
      Development          12.5%     10/15/94     (B)        None           1,625,000           1,625,000            None
7. Olson #2                12.5%     12/17/94     (B)        None             500,000             500,000            None
8. Singletary              12.5%     04/12/95     (B)        None           2,200,000           2,200,000             None
9. La Monte                12.5%     04/25/94     (B)        None           1,220,000           1,220,000             None
                                                                            ---------         -----------
                                                                          $12,890,000         $12,890,000

                                     Beginning  Balance                   $ 7,345,000
                                       Additions during period:
                                         New  mortgage loans                5,545,000

                                     Ending Balance                       $12,890,000
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

COLUMN    A                  B           C                  D            E               F             G           H           I
-----------------------------------------------------------------------------------------------------------------------------------
                                                   COSTS CAPITALIZED
                                                      SUBSEQUENT       Gross
                                                    TO ACQUISITION   amount at                                             Estimated
                                   Initial                  Carrying which Carried   Accumulated     Date of       Date  Depreciable
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
 San Jacinto, CA      $2,026,071   $3,550,000  $ 63,737   $2,254,803  $ 5,868,540        -0-           n/a      06/02/94 &
                                                                                                                08/11/94   n/a
Unimproved land -
 Sun City, CA                -0-    1,320,000       637       11,377    1,332,014        -0-           n/a      11/02/94   n/a
Unimproved land -
 Banning, CA                 -0-    1,875,000       -0-       25,739    1,900,739        -0-           n/a      12/21/94   n/a
Unimproved land -
 San Diego                   -0-    1,658,000    56,212       33,299    1,747,571        -0-           n/a       8/23/95   n/a
Unimproved land -
 Sun City                    -0-      500,000     4,780        2,049      506,829        -0-           n/a      04/26/95   n/a
Unimproved land -
 Simi Valley                 -0-          -0-     8,534(A)      -0-         8,534        -0-           n/a           (A)   n/a
                      -----------   ---------  ---------   ---------   ---------
                      $2,026,071   $8,903,000  $133,960   $2,327,267  $11,364,227        -0-
                       =========    =========   =======    =========   ==========        ===

Less valuation allowance:                                               3,882,530
                                                                        ---------

Net Carrying Value:                                                   $ 7,481,697
                                                                       ==========

Reconciliation of
 carrying amount
 ---------------

Beginning balance                  $  4,163,501

Additions
  Initial Costs       $ 2,158,000
  Improvements             84,569
  Capitalized
     Carrying Costs     1,121,933
                        ---------

  Total Additions                     3,364,502
Less: Increase in
     Valuation Allowance                 46,306
                                    -----------
Ending balance                     $  7,481,697
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
Description of Assets Encumbrances  Cost      Improvement     Cost   at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto, CA      $  979,196   $2,400,000  $ 49,170   $1,198,263  $3,647,433        -0-           n/a        06/02/94      n/a
Unimproved land -
 San Jacinto, CA           -0-      1,150,000       221          -0-   1,150,221        -0-           n/a        08/11/94      n/a
Unimproved land -
 Sun City, CA              -0-      1,320,000       -0-          -0-   1,320,000        -0-           n/a        11/02/94      n/a
Unimproved land -
 Banning, CA               -0-      1,882,071       -0-          -0-   1,882,071        -0-           n/a        12/21/94      n/a
                       ---------    -----------  ------          ---   ---------        ---

                      $  979,196   $6,752,071  $ 49,391   $1,198,263  $7,999,725        -0-
                       =======      =========    ======    =========   =========        ===

Less: Valuation Allowance:                                             3,836,224
                                                                       ---------

Net Carrying Value:                                                   $4,163,501
                                                                      ==========

Reconciliation of
 carrying amount
 ---------------

Beginning balance                  $      -0-

Additions
  Initial Costs       $6,752,071
  Capitalized
    Carrying Costs     1,198,263
  Improvements            49,391
                       ---------
  Total Additions                   7,999,725
Less: Valuation
       Allowance:                   3,836,224

Ending balance                     $4,163,501
                                    =========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  JUNE 15, 1999

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