Form 10QSB/A
period 1999-03-31
TMP LAND MORTGAGE FUND LTD
filed 1999-08-05
CIK 872836

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 1999
                          Commission File No. 33-39238

                           TMP LAND MORTGAGE FUND, LTD
                        A CALIFORNIA LIMITED PARTNERSHIP
           (Name of small business issuer as specified in its charter)


        CALIFORNIA                                  33-0451040
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                      801 North Parkcenter Drive, Suite 235
                           Santa Ana, California 92705
          (Address of principal executive offices, including Zip Code)

                                 (714) 836-5503
                (Issuer's telephone number, including Area Code)




Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format:____Yes__X__No

PART I  -  FINANCIAL INFORMATION

Item 1.           Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998, Consolidated Statements of Income for the three months ended March 31, 1999 and 1998, and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and 1998 (b) the financial position at March 31, 1999 and ( c ) the cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets


                                                    March 31,         December 31
                                                1999                 1998
                                          (unaudited)
                                          -----------         ------------
                           Assets

Cash                                 $        291,310       $        416,098
Notes Receivable from Affiliate               316,396                307,091
Prepaid Expenses & Other                       10,685                 18,181
Other Receivables                              23,661                 32,553
Investments                                   607,439                608,039
Investment in Unimproved Land, Net         13,677,707             12,555,444
                                     ----------------       ----------------

      Total Assets                   $     14,927,198       $     13,937,406
                                     ================       ================


                        Liabilities and Partners Capital

Accounts Payable                     $       152,101        $        161,824
Due to Affiliates                              16,465                  3,267
Franchise Taxes Payable                           800                    800
Property Taxes Payable                      5,266,240              4,870,485
Note Payable                                1,514,728                895,371
                                     ----------------       ----------------

      Total Liabilities                     6,950,334              5,931,747
                                     ----------------       ----------------

Minority Interests                            459,840                460,171
                                     ----------------       ----------------

General Partners                             (82,032)              ( 81,748)
Limited Partners:  20,000 Equity
 Units Authorized:
 15,715 Units Outstanding                   7,599,056              7,627,236
                                     ----------------       ----------------


      Total Partners' Capital               7,517,024              7,545,488
                                     ----------------       ----------------

  Total Liabilities and Partners'    $     14,927,198       $     13,937,406
                                     ================       ================





           See Accompanying Notes to Consolidated Financial Statements


                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                        Consolidated Statements of Income
                                   (unaudited)


                                                            Three Months Ended
                                                     March 31           March 31
                                                       1999             1998
                                                --------------    -------------
Income
     Interest                                  $       11,042     $     14,508
     Other                                                900           51,200
                                               --------------    -------------
         Total Income                                  11,942           65,708

Expenses
     Accounting & Financial Reporting                  24,075           18,185
     General  & Administrative                          3,277            2,515
     Interest                                             216                0
     Outside Professional Services                      8,865                0
     Other                                              1,304            8,750
                                               --------------    -------------

         Total Expenses                                37,737           29,450

Net Income (Loss) before Minority Interests
 and Income Taxes                                     (25,795)          36,258
                                               ---------------    ------------

Minority Interests in Consolidated Affiliates             269           26,397

State Franchise Tax                                     2,400            2,400
                                                --------------    ------------

         Net Income (Loss)                     $      (28,464)    $      7,461
                                               ===============    ============


Allocation of Net Income (Loss):

General Partners, in the Aggregate:            $         (284)    $         75
                                               ===============    ============

Limited Partners, in the Aggregate:            $      (28,180)    $      7,386
                                               ===============    ============

Limited Partners, per Equity Unit:             $        (1.79)    $       0.47
                                               ===============    ============



           See Accompanying Notes to Consolidated Financial Statements



                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                            Three Months Ended
                                                           March 31   March 31
                                                            1999        1998
                                                          ---------- ---------

Cash Flows from Operating Activities:
  Net Income (Loss)                                       $ (28,464) $   7,461
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Used In Operating Activities:
     Minority Interests in Consolidated Affiliates              269     36,737
     Accretion of Discounted Notes Receivable                (9,305)    (5,533)
     Other                                                    1,304      8,750
  Changes in Assets and Liabilities:
    Decrease (Increase) in Prepaid Expenses and Other         7,496    (42,330)
    Decrease (Increase) in Other Receivables                  8,892    (59,525)
    (Decrease) Increase in Accounts Payable                  (9,723)    56,031
    Increase (Decrease) in Due to Affiliates                 13,198    (29,138)
                                                          ---------  ---------
        Net Cash Used In Operating Activities               (16,333)   (27,547)

Cash Flows from Investing Activities:
      Increase in Investments                                     0    (27,530)
      Increase in Land Development and Carrying Costs      (727,812)  (169,341)
                                                          ---------  ---------
        Net Cash Used In Investing Activities              (727,812)  (196,871)

Cash Flows from Financing Activities:
      Proceeds from Note Payable                            619,357          0
                                                          ---------  ---------
        Net Cash Provided By Financing Activities           619,357          0
                                                          ---------  ---------

Decrease in Cash                                           (124,788)  (224,418)
Cash, Beginning of Period                                   416,098    960,479
                                                          ---------  ---------
Cash, End of Period                                       $ 291,310  $ 736,061
                                                           ========  =========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                                       $   1,600  $   1,600
                                                          =========  =========
Cash Paid for Interest                                    $  25,590  $       0
                                                          =========  =========

Other Disclosures:
------------------
Non-cash investing activities during the periods ended March 31, 1999 and 1998 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $395,755 and $270,733, respectively.

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)


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

Principles of Consolidation - The consolidated  financial statements include the
---------------------------
accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and TMP Homes Flowerfield-Sun City, LLC (Sun City). All significant inter-company accounts and transactions have been eliminated in consolidation. (See Note 4.)

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

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
-----------------
fees) were paid by an affiliate of the Partnership,  TMP Realty,  Inc. (See Note
2.)

Income  Taxes - No  provision  for  federal  income  taxes  has been made in the
--------------
accompanying consolidated financial statements as all profits and losses flow through to the respective partners and is recognized on their individual income tax returns. However, the minimum California franchise tax required to be paid by the Partnership and it's consolidated entities is $800 per year per entity. As of March 31, 1999, only Sun City and Remington have paid this annual tax.

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

Use of Estimates - In the preparation of financial statements in conformity with
----------------
generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 1 -  General and Summary of Significant Accounting Policies (Continued)

date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 4 - Restatements and reissuances of June 30, 1994 - June 30, 1998 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 4 - Restatements and reissuances of June 30, 1994 - June 30, 1998 Financial Statements (Cont.)

Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The June 30, 1994 through June 30, 1998 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the dates of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for June 30, 1994 through June 30, 1998 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June 1994, and subsequent periods through June 30, 1998, was understated by a total of $575,368. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate periods.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The December 31, 1995 through June 30, 1998 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership and have been restated for these periods to reflect the consolidation and related minority interests for Remington and Sun City.

In November 1996, the Partnership entered into a non-interest-bearing note with an affiliate for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest. (See Note 7.)

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 5 - Allocation of Profits and Losses and Cash Distributions (Continued)

No distributions were made during the three months ended March 31, 1999 or 1998.

Note 6 - Related Party Transactions

In March of 1999, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $12,500 of bank loan fees on behalf of Remington. These funds are recorded as a payable due to affiliate as of March 31, 1999.

Note 7 - Notes Receivable from Affiliate

In November, 1996, the Partnership sold a parcel of land (including the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LTD (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships' original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. The Partnership recognized a $127,000 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. In 1998, the Partnership loaned an additional $165,000 to MIP for a five year period without interest (and discounted the note at 12%) and recognized a $73,000 charge to operations due to the non-interest bearing terms of the note. As of March 31, 1999, the two notes receivable balances totaled $316,396 (net of the unamortized discount of $134,343). The Partnership accreted interest income on these notes during the three months ended March 31, 1999 and 1998 of $9,305 and $5,533, respectively which is included as interest income on the Consolidated Statements of Income. (See Note 4.)

Note 8 - Agreements with PacWest

In April 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid the general partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the Partnership and ten other related partnerships (the TMP Land Partnerships) in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 8 - Agreements with PacWest (Continued)

be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, accrued property taxes and appropriate entitlement costs.

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

Pursuant to the Management Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 1999, the Partnership has a payable of $3,707 to PacWest related to the aforementioned agreements.

Note 9 - Investments

The following is a summary of the investments of the Partnership as of March 31:

                                                           1999      1998
                                                       ---------   --------

   TMP Flowerfield - San Jacinto, LLC (Flowerfield)    $  107,439  $ 108,039
   Peppertree Park, LLC (Peppertree)                      500,000    500,000
                                                       ---------   ---------

                                                       $  607,439  $ 608,039
                                                        =========  =========

The Partnership has a 75% membership interest in Flowerfield, which was organized for the purpose of acquiring, owning and developing certain parcels of land into single family home developments in San Jacinto, California. The equity method is used to account for the Partnership's share of Flowerfield's

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 9 - Investments (Continued)

earnings or losses, which is not materially different, than the consolidation of this majority owned investment.

The Partnership has a 20% interest in Peppertree, which was formed to acquire and develop certain property in San Diego, California. The Partnership's 20% interest is stated at its cost of $500,000. During 1998, Peppertree sold a parcel of land for a total sales price of $5,455,000. The Partnership recorded $50,000 for their portion of the gain on the sale of this property, which is included in other income in the Consolidated Statements of Income.

Note 10 - Other Receivables

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC (Steadfast) which was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount is included in other receivables in the Consolidated Balance Sheets at March 31, 1999 and 1998.

Note 11 - Property Taxes Payable

As of March 31, 1999, approximately $5,260,000 of total property taxes payable is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. This amount accrues interest each quarter at a rate of 3.75% on the outstanding balance.

Note 12 - Note Payable

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of March 31, 1999, Sun City has a principal balance due on the note of $1,514,728. Interest paid for the periods ended March 31, 1999 and 1998 was $25,590 and $0, respectively.

Note 13 - Minority Interests

In 1995, the Partnership entered into a joint venture agreement referred to as "TMP Remington, LLC" with TMP Homes whereby the Partnership contributed land for a 75% interest in TMP Remington, LLC.

TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest, the Partnership has

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 13 - Minority Interests (continued)

recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture which value was credited to TMP Homes, as the minority interest owner, who will develop the property. For the three months ended March 31, 1998, approximately $70,000 of expenses were paid by the Partnership on behalf of the TMP Remington LLC, and therefore the Partnership incurred a loss equal to 25% or approximately $18,000. No funds were contributed for the three months ended March 31, 1999.

Note 14 - Year 2000 Compliance

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                    For the Three Months Ended March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this report.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

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

Since its formation, he Partnership had received and accepted subscriptions of 15,715 units, representing total subscription proceeds in the amount of $15,715,000. All proceeds were committed to mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans, four loans were funded in 1993 and three loans were funded in 1994 for a total of twelve loans.

As a consequence of adverse changes in market conditions and other economic and business factors, nine of the twelve loans went into default. The Partnership foreclosed on the properties secured by the defaulted loans and is in the process of developing and/or selling these properties. (See update of properties status below)

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                    For the Three Months Ended March 31, 1999

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the periods ended March 31, 1999 and 1998.

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

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The June 30, 1994 through June 30, 1998 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the date of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for June 30, 1994 through June 30, 1998 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June 1994, and subsequent periods through June 30, 1998, was understated by a total of $575,368. Accordingly, the consolidated financial statements for those periods have been restated by adjusting the carrying value of the land and the property taxes payable in the appropriate periods.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The December 31, 1995 through June 30, 1998 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership's and have been restated for these periods to reflect the consolidation and related minority interests for Remington and Sun City.

In November 1996, the Partnership entered into a non-interest bearing note with an affiliate for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                    For the Three Months Ended March 31, 1999

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations.

During the three month periods ended March 31, 1999 and 1998, approximately $11,000 and $14,000, respectively, of interest income was earned. The majority of interest was earned from the notes receivable from affiliate (See Note 7) and approximately $1,400 of interest was earned on funds held. Additionally, during March, 1998, the Partnership received and recorded income of $50,000 for its portion of the gain on the sale of property relating to Peppertree.

Total expenses for the three months ended March 31, 1999 compared with the three months ended March 31, 1998, increased by approximately $8,300, or 28%, due primarily to the increase in accounting and financial reporting and general and administrative costs associated with the restatement of financial statements discussed above. Outside Professional Services increased by $8,865 or 100% due to the payment of the asset administration fee pursuant to the Management Agreement and a contract with a third party that was entered into for certain investor relations' services. Both of these contracts were entered into April 1, 1998 and therefore no expense was incurred during the period ended March 31, 1998.

Investing activities for the three month periods ended March 31, 1999 and 1998 used approximately $728,000 and $169,000 of cash, respectively, for the carrying costs of the land held for investment. Financing activities for the three months ended March 31, 1999 received approximately $619,000 relating to borrowings on the construction loan. No financing activities occurred during the three-month period ended March 31, 1998.

The Partnership had four properties as of March 31, 1999 that are being held for appreciation and resale. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The following is an update of the foreclosed properties status from the information documented in the December 31, 1998 10KSB:

     TMP Flowerfield, LLC - The foreclosed San Jacinto properties (located in the County of Riverside, California) have substantial Mello-Roos assessments and property tax delinquencies. The County of Riverside has stated that due to these delinquencies, the property will be going into tax default on June 30, 1999. Management has begun an Installment Payment Plan (five year payment plan) with the County of Riverside beginning in June 1999 to avoid the property being sold at a tax sale. In the meantime, the general partners are attempting both to have the Mello-Roos bonds restructured and/or the penalties reduced, and sell the property by currently marketing two of the six tracts, the remaining four tracts will be marketed as the first two tracts are sold.

     Sunset Crossing I Loan - Property is currently listed for sale at a price of $2,500,000

     Fox-Olson Loan #1 - 2.14 acres of this property is in escrow and expected to close by July 30,1999. A $10,000 non-refundable deposit has been received from the buyer of the property. The remainder of the property is currently offered for sale at $2,090,000.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                    For the Three Months Ended March 31, 1999

     TMP Remington, LLC - Phase I constructed is expected to begin by the end of 1999.

     TMP Homes Flowerfield - Sun City, LLC - 1.84 acres of this property is in escrow and expected to close by July 30, 1999. A $10,000 non-refundable deposit has been received from the buyer of the property.

     Peppertree Park - The first phase of development within the Peppertree Park, LLC investment has begun, and as future phases are sold, additional proceeds should be available for distribution.

No other significant activity or changes have occurred in the foreclosed properties.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Partnership had cash on hand of approximately $290,000. All other proceeds from the sale of units have been invested in the making of loans (See Item 1 - 12/31/98 10KSB) or working capital reserves, or have been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

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

The Partnership does not intend to make any new land loans with existing or future partnership cash. At March 31, 1999, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $500,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represents a 20% investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to investors except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of March 31, 1999, the Partnership had sufficient cash reserves for the next twelve months.

In April, 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                    For the Three Months Ended March 31, 1999

the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

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

PacWest, can, at their option, make additional advances with the agreement of the general partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of March 31, 1999 PacWest has loaned the Partnership $3,707 for ongoing operations.

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

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of March 31, 1999, Sun City has a principal balance due on the note of $1,514,728. Interest paid for the periods ended March 31, 1999 and 1998 was $25,590 and $0, respectively.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material manner.

RISK FACTORS

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all partnership systems will function properly in all operating environments and on all platforms. The

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                    For the Three Months Ended March 31, 1999

failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership has developed and implemented a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

The Partnership utilizes a number of computer software programs and operating systems across its organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

The Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be part of the Partnership's general and administrative expenses.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 4, 1999

                        TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership


                        By: TMP Investments, Inc., A California Corporation as Co-General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, President


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President



                        By: TMP Properties, A California General Partnership as Co-General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partner

                By:    JAFCO, Inc., A California Corporation
                                 as Chief Accounting Officer

                                 By:      \s\ John A. Fonseca
                                       -------------------------------------
                                          John A. Fonseca, President