Form 10QSB
period 1999-06-30
TMP LAND MORTGAGE FUND LTD
filed 1999-08-11
CIK 872836

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


                  For the Quarterly Period ended June 30, 1999

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

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998, Consolidated Statements of Income for the three and six months ended June 30, 1999 and 1998, and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998 (b) the financial position at June 30, 1999 and ( c ) the cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets


                                           June 30,          December 31
                                             1999               1998
                                        (unaudited)
                                       ----------------       -------------

                                     Assets
Cash                                   $         15,444       $        416,098
Notes Receivable from Affiliate                 325,984                307,091
Prepaid Expenses & Other                          7,500                 18,181
Other Receivables                                23,661                 32,553
Investments                                     607,439                608,039
Investment in Unimproved Land, Net           13,916,112             12,555,444
                                       ----------------       ----------------

      Total Assets                     $     14,896,140       $     13,937,406
                                       ================       ================


                        Liabilities and Partners Capital

Accounts Payable & Other               $        212,101       $        161,824
Due to Affiliates                               282,333                  3,267
Franchise Taxes Payable                             800                    800
Property Taxes Payable                        5,473,699              4,870,485
Note Payable                                    990,781                895,371
                                       ----------------       ----------------

      Total Liabilities                       6,959,714              5,931,747
                                       ----------------       ----------------

Minority Interests                              521,193                460,171
                                       ----------------       ----------------

General Partners                                (83,050)               (81,748)
Limited Partners:
  20,000 Equity Units Authorized:
  15,715 Units Outstanding                   7,498,283               7,627,236
                                       ----------------       ----------------


   Total Partners' Capital                    7,415,233              7,545,488
                                       ----------------       ----------------

   Total Liabilities and
         Partners' Capital             $     14,896,140       $     13,937,406
                                       ================       ================




           See Accompanying Notes to Consolidated Financial Statements
                                       3



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                        Consolidated Statements of Income
                                   (unaudited)

                                                    Three Months Ended
                                              June 30                    June 30
                                               1999                     1998
                                        --------------            -------------

Property Sales                         $     1,169,262            $           0

Cost of Property Sales                       1,129,973                        0
                                       ---------------            -------------

Net Gain on Property Sales                      39,289                        0

Income
     Interest                                   10,536                    9,786
     Other                                         900                      600
                                       ---------------            -------------
Total Income                                    50,725                   10,386
                                       ---------------            -------------

Expenses
     Accounting & Financial Reporting           57,804                    2,469
     Discount on Due from Affiliates                 0                   73,268
     General  & Administrative                   3,139                    2,879
     Interest                                      445                       93
     Outside Professional Services               8,865                   10,023
     Other                                      20,910                    4,495
                                       ---------------            -------------

         Total Expenses                         91,163                   93,227

Net Loss before Minority Interests              40,438                   82,841
                                       ---------------            -------------

Minority Interests Loss (Gain) in
  Consolidated Affiliates                       61,354                 (295,008)
         Net Income (Loss)             $      (101,792)            $    212,167
                                       ===============            =============


Allocation of Net Income (Loss):

General Partners, in the Aggregate:    $        (1,018)            $      2,122
                                       ===============            =============

Limited Partners, in the Aggregate:    $      (100,774)            $    210,045
                                       ===============            =============

Limited Partners, per Equity Unit:     $         (6.41)           $       13.37
                                       ===============            =============


           See Accompanying Notes to Consolidated Financial Statements


                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                        Consolidated Statements of Income
                                   (unaudited)

                                                     Six Months Ended
                                              June 30                 June 30
                                               1999                     1998
                                        --------------            -------------

Property Sales                         $     1,169,262            $           0

Cost of Property Sales                       1,129,973                        0
                                       ---------------            -------------

Net Gain on Property Sales                      39,289                        0

Income
     Interest                                   21,578                   24,294
     Other                                       1,800                   51,800
                                       ---------------            -------------
Total Income                                    62,667                   76,094
                                       ---------------            -------------

Expenses
     Accounting & Financial Reporting           81,877                   21,455
     Discount on Due from Affiliates                 0                   73,268
     General  & Administrative                   6,418                    4,593
     Interest                                      661                       93
     Outside Professional Services              17,730                   10,023
     Other                                      22,215                   13,245
                                       ---------------            -------------

         Total Expenses                        128,901                  122,677

Net Loss before Minority Interests
 and Income Taxes                               66,234                   46,583
                                       ---------------            -------------

Minority Interests Loss (Gain) in
     Consolidated Affiliates                    61,621                 (268,591)

State Franchise Tax                              2,400                    2,400
                                        --------------            -------------

         Net Income (Loss)             $      (130,255)           $     219,608
                                       ===============            =============

Allocation of Net Income (Loss):

General Partners, in the Aggregate:    $       (1,303)            $     2,196
                                       ===============            =============

Limited Partners, in the Aggregate:    $     (128,952)            $     217,412
                                       ===============            =============

Limited Partners, per Equity Unit:     $        (8.21)            $       13.83
                                       ===============            =============

           See Accompanying Notes to Consolidated Financial Statements


                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                             Six Months Ended
                                                           June 30   June 30
                                                             1999      1998
                                                          ---------- --------

Cash Flows from Operating Activities:
  Net Income (Loss)                                       $(130,255) $ 219,608
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By (Used In) Operating Activities:
     Minority Interests in Consolidated Affiliates           61,622   (118,132)
     Discount on Due from Affiliates                              0     73,268
     Accretion of Discounted Notes Receivable               (18,893)   (14,958)
     Other                                                   22,215     13,245
  Changes in Assets and Liabilities:
    Decrease (Increase) in Prepaid Expenses and Other        10,681    (25,014)
    Decrease (Increase) in Other Receivables                  8,892   (308,324)
    Increase in Due From Affiliates                               0   (165,000)
    Increase in Accounts Payable & Other                     50,277     68,611
    (Decrease) Increase in Due to Affiliates                 19,066    (19,672)
                                                          ---------  ---------
       Net Cash Provided by (Used In) Operating Activities  23,605   (276,368)

Cash Flows from Investing Activities:
      Increase in Investments                                     0    268,148
      Increase in Land Development and Carrying Costs      (779,669)  (371,677)
                                                          ---------  ---------
        Net Cash Used In Investing Activities              (779,669)  (103,529)

Cash Flows from Financing Activities:
      Proceeds from Affiliates                              260,000          0
      Proceeds from Notes Payable                            95,410     36,158
                                                          ---------  ---------
        Net Cash Provided By Financing Activities           355,410     36,158
                                                          ---------  ---------

Decrease in Cash                                           (400,654)  (343,739)
Cash, Beginning of Period                                   416,098    960,479
                                                          ---------  ---------
Cash, End of Period                                       $  15,444  $ 616,740
                                                           ========  =========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash Paid for Taxes                                       $   1,600  $   1,600
                                                          =========  =========
Cash Paid for Interest                                    $  60,796  $     909
                                                          =========  =========

Other Disclosures:
------------------
Non-cash investing activities during the periods ended June 30, 1999 and 1998 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $603,214 and $703,388, respectively.

           See Accompanying Notes to Consolidated Financial Statements
                                       6

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


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

Income  Taxes - No  provision  for  federal  income  taxes  has been made in the
-------------
accompanying consolidated financial statements as all profits and losses flow through to the respective partners and is recognized on their individual income tax returns. However, the minimum California franchise tax required to be paid by the Partnership and it's consolidated entities is $800 per year per entity. As of June 30, 1999, only Sun City and Remington have paid this annual tax.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


Note 5 - Allocation of Profits and Losses and Cash Distributions (continued)

No distributions were made during 1999 or 1998.

Note 6 - Related Party Transactions

During the six-month period ended June 30, 1999, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. Additionally, TMP Homes paid $151,000 to Sun City as an advance for fees. These funds will be repaid from proceeds received as properties are sold. These funds are recorded in the Consolidated Balance Sheets in Due to Affiliates.

See Note 8 regarding information on management of the Partnership during 1999.

Note 7 - Notes Receivable from Affiliate

In  November,  1996,  the  Partnership  sold a  parcel  of land  (including  the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LTD (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships' original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. The Partnership recognized a $127,000 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. In 1998, the Partnership loaned an additional $165,000 to MIP for a five year period without interest (and discounted the note at 12%) and recognized approximately $73,000 to operations due to the non-interest bearing terms of the note. As of June 30, 1999, the two notes receivable balances totaled $325,984 (net of the unamortized discount of $124,755). The Partnership accreted interest income on these notes during the six month periods ended June 30, 1999 and 1998 of $18,893 and $14,958, respectively which is included as interest income on the Consolidated Statements of Income. (See Note 4.)

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

Note 8 - Agreements with PacWest (continued)

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

Pursuant to the Management Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 1999, the Partnership has a payable of $113,275 to PacWest related to the aforementioned agreements.

Note 9 - Investments

The following is a summary of the investments of the Partnership as of June 30:

                                                         1999          1998
                                                     -------------    --------

  TMP Flowerfield - San Jacinto, LLC (Flowerfield)  $      107,439   $ 108,039
  Peppertree Park, LLC (Peppertree)                        500,000     500,000
                                                     -------------    --------

                                                    $      607,439   $ 608,039
                                                     =============   =========

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

Note 9 - Investments (continued)

The Partnership has a 75% membership interest in Flowerfield, which was organized for the purpose of acquiring, owning and developing certain parcels of land into single family home developments in San Jacinto, California. The equity method is used to account for the Partnership's share of Flowerfield's earnings or losses, which is not materially different, than the consolidation of this majority owned investment.

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

Note 10 - Other Receivables

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC (Steadfast) which was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount is included in other receivables in the Consolidated Balance Sheets at June 30, 1999 and 1998.

Note 11 - Property Taxes Payable

As of June 30, 1999, approximately $5,473,000 of total property taxes payable is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance. During June 1999, the Partnership paid approximately $65,700 toward the outstanding balance.

Note 12 - Note Payable

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of March 31, 1999, Sun City has a principal balance due on the note of $990,781. Interest paid for the six month periods ended June 30, 1999 and 1998 was approximately $60,800 and $900, respectively.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


Note 13 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest, the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture which value was credited to TMP Homes, as the minority interest owner, who will develop the property, and has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by TMP Homes.

In June 1999, the Partnership contributed approximately $206,000 to Sun City to pay down the construction loan (see Note 12) and the Partnership incurred a loss of approximately $51,500 (25%) on this contribution which is included in Minority Interests in Consolidated Affiliates in the Consolidated Statements of Income. In addition, for the six month period ended June 30, 1999, 25% or approximately $9,500 related to Sun City and Remington's operations is included in Minority Interests in Consolidated Affiliates in the Consolidated Statements of Income.

Note 14 - Sale of Property

During the six-month period ended June 30, 1999, Sun City sold nine lots. The following is a summary of the properties sold:

   Income from Sale of Properties                          $        1,169,262

   Cost of Properties                                               1,104,113
   Commissions                                                         21,860
   Marketing Costs                                                      4,000
                                                           ------------------

   Total Costs                                                      1,129,973

   Gain on Sale of Properties                              $           39,289
                                                           ==================

Note 15 - Year 2000 Compliance

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

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

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the periods ended June 30, 1999 and 1998.

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

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations.

During the six-month period ended June 30, 1999, Sun City sold nine lots. The following is a summary of the properties sold:

         Income from Sale of Properties                          $ 1,169,262

         Cost of Properties                                        1,104,113
         Commissions                                                  21,860
         Marketing Costs                                               4,000
                                                                 -----------

         Total Costs                                               1,129,973

         Gain on Sale of Properties                              $    39,289
                                                                 ===========

During the six month periods ended June 30, 1999 and 1998, approximately $22,000 and $24,000, respectively, of interest income was earned. The majority of interest was earned from the notes receivable from affiliate (See Note 7) approximately $19,000 and $15,000, respectively. In addition, approximately $3,000 and $9,000 of interest was earned on funds held for the six month periods ended June 30, 1999 and 1998, respectively. In March, 1998, the Partnership received and recorded income of $50,000 for its portion of the gain on the sale of property relating to Peppertree.

Total expenses for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, increased by approximately $6,000, or 5%, due primarily to the increase in accounting and financial reporting and general and administrative costs associated with the restatement of financial statements discussed above. Outside Professional Services increased by approximately $7,700 or 43% due to the payment of the asset administration fee pursuant to the Management Agreement and a contract with a third party that was entered into for certain investor relations' services. Both of these contracts were entered into April 1, 1998 and therefore only three months of expenses were incurred during the six-month period ended June 30, 1998. Other expenses includes certain carrying costs related to the PR Equities, Ltd properties in San Jacinto, CA which are expensed as incurred in order to bring the stated value of the property to fair market value. (See Note 4). The increase of approximately $9,000 is related to property services incurred to prepare the property for future sale.

A net  gain of  $61,621  is  recorded  in  Minority  Interests  in  Consolidated
Affiliates for the six-month period ended June 30, 1999 relating to the Partnership contributing approximately $206,000 to Sun City to pay down the construction loan (see Note 12). The Partnership incurred a loss of approximately $51,500 (25%) on this contribution which is included in Minority Interests in Consolidated Affiliates in the Consolidated Statements of Income. In addition, for the six month period ended June 30, 1999 25% or approximately $9,500 related to Sun City and Remington's operations is included in Minority Interests in Consolidated Affiliates in the Consolidated Statements of Income.

Investing activities for the six-month periods ended June 30, 1999 and 1998 used approximately $780,000 and $372,000 of cash, respectively, mainly to pay for development and for carrying costs of the land held for investment.

Financing activities for the six months ended June 30, 1999 and 1998 include proceeds of approximately $95,000 and $36,000, respectively, relating to borrowings on the construction loan. Proceeds for the six months ended June 30,

1999 also include affiliate advances of $109,000 from PacWest and $151,000 from TMP Homes.

The Partnership had four properties as of June 30, 1999 that are being held for appreciation and resale. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The following is an update of the foreclosed properties status from the information documented in the December 31, 1998 10KSB:

     TMP Flowerfield, LLC - The foreclosed San Jacinto properties (located in the County of Riverside, California) have substantial Mello-Roos assessments and property tax delinquencies. The County of Riverside has postponed the property will be going into tax default on June 30, 1999 due to a $65,000 payment of current property taxes due by the Partnership in June 1999. Management has begun an Installment Payment Plan (five year payment plan) with the County of Riverside beginning in June 1999 to avoid the property being sold at a tax sale. In the meantime, the general partners are attempting both to have the Mello-Roos bonds restructured and/or the penalties reduced, and sell the property by currently marketing two of the six tracts, the remaining four tracts will be marketed as the first two tracts are sold.

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

     TMP Homes Flowerfield - Sun City, LLC - 1.84 acres of this property is in escrow and expected to close by July 30, 1999. A $10,000 non-refundable deposit has been received from the buyer of the property. Phase I construction of 42 homes is complete and all but 3 homes have sold or are not in escrow. Sun City has obtained financing and has already begun Phase 2 & 3 construction.

No other significant activity or changes have occurred in the Partnership properties.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Partnership had cash on hand of approximately $15,000. All other proceeds from the sale of units have been invested in the making of loans or working capital reserves, or have been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

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

The Partnership does not intend to make any new land loans with existing or future partnership cash. At June 30, 1999, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $500,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represents a 20% investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to investors except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of June 30, 1999, the Partnership had sufficient cash reserves for the next twelve months.

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

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party serviceproviders to perform certain of the financial, accounting, and investor relations' services for the Partnership. As of June 30, 1999 PacWest has loaned the Partnership $113,275 relating to the aforementioned agreements.

Pursuant to the Management Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest is paid a fee of $24,588 annually for its administrative services.

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of June 30, 1999, Sun City has a principal balance due on the note of $990,781. Interest paid for the periods ended June 30, 1999 and 1998 was $60,796 and $909, respectively.

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

Date:  August 11, 1999

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