Form 10QSB
period 1999-09-30
TMP LAND MORTGAGE FUND LTD
filed 1999-11-15
CIK 872836

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 1999
                          Commission File No. 33-39238

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

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998, Consolidated Statements of Income for the three and nine months ended September 30, 1999 and 1998, and Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998 (b) the financial position at September 30, 1999 and (c) the cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets


                                              September 30,         December 31
                                                  1999                 1998
                                               (unaudited)
                                               -----------          -----------

                                     Assets

Cash                                    $        292,568       $        416,098
Notes Receivable from Affiliate                  335,861                307,091
Prepaid Expenses & Other                          38,246                 18,181
Other Receivables                                 23,661                 32,553
Investments                                      607,439                608,039
Investment in Unimproved Land, Net            15,356,338             12,555,444
                                        ----------------       ----------------

      Total Assets                      $     16,654,113       $     13,937,406
                                        ================       ================


                        Liabilities and Partners Capital

Accounts Payable & Other                $        284,591       $        161,824
Due to Affiliates                                192,800                  3,267
Franchise Taxes Payable                              800                    800
Property Taxes Payable                         5,910,765              4,870,485
Note Payable                                   2,400,905                895,371
                                        ----------------       ----------------

      Total Liabilities                        8,789,861              5,931,747
                                        ----------------       ----------------

Minority Interests                               911,813                460,171
                                        ----------------       ----------------

General Partners                                 (87,678)               (81,748)
Limited Partners:  20,000 Equity Units
Authorized:
 15,715 Units Outstanding                      7,040,117              7,627,236
                                         ----------------       ----------------


      Total Partners' Capital                  6,952,439              7,545,488
                                         ----------------       ----------------

      Total Liabilities and Partners'
Capital                                 $     16,654,113       $     13,937,406
                                         ================       ================







           See Accompanying Notes to Consolidated Financial Statements
                                        3



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                        Consolidated Statements of Income
                                   (unaudited)

                                                     Three Months Ended
                                          September 30              September 30
                                                1999                     1998
                                          --------------           -------------

Property Sales                          $        507,770       $              0

Cost of Property Sales                           472,846                      0
                                         ---------------           -------------

Net Gain on Property Sales                        34,924                      0

Income
     Interest                                     10,798                  9,849
     Other                                         1,800                  1,800
                                          ---------------        ---------------
Total Income                                      12,598                 11,649
                                          ---------------          -------------

Expenses
     Accounting & Financial Reporting             12,889                  5,882
     General  & Administrative                     3,083                  7,511
     Manager Profit Participation                 24,985                      0
     Interest                                      1,483                    138
     Outside Professional Services                11,618                13,500
                                                                              -
     Other                                         5,613                 26,066
                                          ---------------          -------------

         Total Expenses                           59,671                 53,097
                                          ---------------          -------------

Net Loss before Minority Interests                12,149                 41,448

Minority Interests Loss in Consolidated
Affiliates                                       450,646                550,020
                                          ---------------          -------------

         Net Loss                       $       (462,795)      $       (591,468)
                                          ===============          =============

Allocation of Net Loss:

General Partners, in the Aggregate:     $         (4,628)      $         (5,915)
                                          ===============          =============

Limited Partners, in the Aggregate:     $       (458,167)      $       (585,553)
                                          ===============          =============

Limited Partners, per Equity Unit:      $         (29.16)      $         (37.26)
                                          ===============          =============







           See Accompanying Notes to Consolidated Financial Statements
                                        4



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                        Consolidated Statements of Income
                                   (unaudited)

                                                     Nine Months Ended
                                             September 30           September 30
                                                  1999                   1998
                                           --------------          -------------

Property Sales                          $      1,677,032       $              0

Cost of Property Sales                         1,602,819                      0
                                          ---------------          -------------

Net Gain on Property Sales                        74,213                      0

Income
     Interest                                     32,377                 34,143
     Other                                         3,600                 53,600
                                          ---------------        ---------------
Total Income                                      35,977                 87,743
                                          ---------------          -------------

Expenses
     Accounting & Financial Reporting             93,106                 27,337
     Discount on Due from Affiliates                   0                 73,268
     General  & Administrative                     9,501                 12,003
     Manager Profit Participation                 24,985                      0
     Interest                                      2,144                    231
     Outside Professional Services                31,008                23,522
                                                                              -
     Other                                        27,828                 39,311
                                          ---------------          -------------

         Total Expenses                          188,572                175,672
                                          ---------------          -------------

Net Loss before Minority Interests and
Income Taxes                                      78,382                 87,929

Minority Interests Loss in Consolidated
Affiliates                                       512,267                281,531

State Franchise Tax                                2,400                  2,400
                                          --------------           -------------

         Net Loss                       $       (593,049)      $       (371,860)
                                         ===============           =============

Allocation of Net Income (Loss):

General Partners, in the Aggregate:     $         (5,930)      $         (3,719)
                                         ===============           =============

Limited Partners, in the Aggregate:     $       (587,119)      $       (368,141)
                                         ===============           =============

Limited Partners, per Equity Unit:      $         (37.36)      $         (23.43)
                                         ===============           =============






           See Accompanying Notes to Consolidated Financial Statements
                                        5



                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                       Nine Months Ended
                                                 September 30       September 30
                                                     1999               1998
                                                 ------------     --------------


Cash Flows from Operating Activities:
  Net Loss                                        $    (593,049)  $    (371,860)
  Adjustments to Reconcile Net Loss to Net Cash
     (Used In) Provided By Operating Activities:
     Gain on Property Sales                             (74,213)              0
     Minority Interests in Consolidated Affiliates      452,242         431,985
     Discount on Due from Affiliates                          0          73,268
     Accretion of Discounted Notes Receivable           (28,770)        (23,724)
     Other                                               27,828          39,311
  Changes in Assets and Liabilities:
    Increase in Prepaid Expenses and Other              (20,065)        (27,938)
    Decrease in Other Receivables                         8,892         111,676
    Increase in Due From Affiliates                           0        (165,000)
    Increase in Accounts Payable & Other                122,767          49,871
    Decrease in Due to Affiliates                        (3,267)        (26,204)
                                                  --------------  --------------

        Net Cash (Used In) Provided by Operating
        Activities                                     (107,635)         91,385

Cash Flows from Investing Activities:
      Proceeds from Property Sales                    1,677,032               0
      Payment of selling costs                          (55,691)              0
      Increase in Investments                                 0         231,273
      Increase in Land Development and Carrying
      Costs                                          (3,335,570)     (1,238,588)
                                                  --------------  --------------

        Net Cash Used In Investing Activities        (1,714,229)     (1,007,315)

Cash Flows from Financing Activities:
      Proceeds from Affiliates                          192,800               0
      Proceeds from Notes Payable                     1,505,534         374,794
                                                  --------------  --------------

        Net Cash Provided By Financing Activities     1,698,334         374,794
                                                  --------------  --------------

Decrease in Cash                                       (123,530)       (541,136)

Cash, Beginning of Period                               416,098         960,479
                                                 --------------   --------------

Cash, End of Period                               $     292,568   $     419,343
                                                  =============   ==============






           See Accompanying Notes to Consolidated Financial Statements
                                        7

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                  Consolidated Statements of Cash Flows, con't
                                   (unaudited)

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                          $        1,600        $      1,600
                                             ==============       ==============

Cash Paid for Interest                       $       95,704        $      5,177
                                             ==============       ==============


Other Disclosures:
Non-cash investing activities during the nine months ended September 30, 1999 and 1998 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $1,040,280 and $703,388, respectively.


































           See Accompanying Notes to Consolidated Financial Statements
                                        7

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)


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

Principles of Consolidation - The consolidated  financial statements include the
----------
accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and TMP Homes Flowerfield-Sun City, LLC (Sun City). All significant inter-company accounts and transactions have been eliminated in consolidation. (See Note 4.)

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

Income  Taxes - No  provision  for  federal  income  taxes  has been made in the
-------------
accompanying consolidated financial statements as all profits and losses flow through to the respective partners and is recognized on their individual income tax returns. However, the minimum California franchise tax required to be paid by the Partnership and it's consolidated entities is $800 per year per entity. As of September 30, 1999, only Sun City and Remington have paid this annual tax.

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

Use of Estimates - In the preparation of financial statements in conformity with
----------------
generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

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

As a consequence of adverse changes in market conditions and other economic and business factors, nine of the twelve loans went into default. The Partnership foreclosed on the properties secured by the defaulted loans and is in the process of developing and/or selling these properties. (See update of property status included in the Management's Discussion and Analysis of Financial

Condition and Results of Operations located elsewhere in this report)

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

Note 4 - Restatements and reissuances of September 30, 1994 - September 30, 1998 Financial Statements

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The September 30, 1994 through September 30, 1998 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has subsequently determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the dates of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for September 30, 1994 through September 30, 1998 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June 1994, and subsequent periods was understated. Accordingly, the consolidated financial statements for those periods have been restated for this understatement by adjusting the carrying value of the land and the property taxes payable in the appropriate periods.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The December 31, 1995 through September 30, 1998 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership and have been restated for these periods to reflect the consolidation and related minority interests for Remington and Sun City.

In November 1996, the Partnership entered into a non-interest-bearing note with an affiliate for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest. (See Note 7.)
                                        10

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

Note 6 - Related Party Transactions

During the nine-month period ended September 30, 1999, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. TMP Homes paid $151,000 to Sun City and $24,000 to Remington as an advance for fees. These funds will be repaid from proceeds received as properties are sold. These funds are recorded in the Consolidated Balance Sheets in Due to Affiliates.

See Note 8 regarding information on management of the Partnership during 1999.

Note 7 - Notes Receivable from Affiliate

In  November,  1996,  the  Partnership  sold a  parcel  of land  (including  the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LTD (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships' original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. The Partnership recognized a $127,000 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. In 1998, the Partnership loaned an additional $165,000 to MIP for a five year period without interest (and discounted the note at 12%) and recognized approximately $73,000 to operations due to the non-interest bearing terms of the note. As of September 30, 1999, the two notes receivable balances totaled $335,861 (net of the unamortized discount of $115,139). The Partnership accreted interest income on these notes during the nine month periods ended September 30, 1999 and 1998 of $28,770 and $23,724, respectively which is included as interest income on the Consolidated Statements of Income. (See Note 4.)

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

In addition, PacWest agreed to loan and/or secure a loan for the Partnership and ten other related partnerships (the TMP Land Partnerships) in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, accrued property taxes and appropriate entitlement costs.

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

Pursuant to the Management Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 1999, the Partnership has no amount payable to PacWest related to the aforementioned agreements.

Note 9 - Investments

The following is a summary of the investments of the Partnership as of September 30:

                                                      1999                 1998
                                              -------------        -------------


     TMP Flowerfield - San Jacinto, LLC
     (Flowerfield)                          $      107,439       $      106,840
     Peppertree Park, LLC (Peppertree)             500,000              500,000
                                              -------------        -------------

                                            $      607,439       $      606,840
                                              =============       ==============


The Partnership has a 75% membership interest in Flowerfield, which was organized for the purpose of acquiring, owning and developing certain parcels of land into single family home developments in San Jacinto, California. The equity method is used to account for the Partnership's share of Flowerfield's earnings or losses, which is not materially different than the consolidation of this majority owned investment.

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

Note 10 - Other Receivables
                                        12

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC (Steadfast) which was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount is included in other receivables in the Consolidated Balance Sheets at September 30, 1999 and 1998.

Note 11 - Property Taxes Payable

As of September 30, 1999, approximately $5,885,000 of property taxes is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance. During the nine month period ended September 30, 1999, the Partnership paid approximately $65,700 toward the outstanding property tax balance only.

Note 12 - Note Payable

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of September 30, 1999, Sun City has a principal balance due on the note of $1,895,911. Interest paid for the nine-month period ended September 30, 1999 was approximately $92,400.

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maturity date of the note is December 10, 2000. The maximum loan amount is $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. As of September 30, 1999, Remington has a principal balance due on the note of $504,994. Interest paid for the nine-month period ended September 30, 1999 was approximately $3,300.

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

In June 1999, the Partnership contributed approximately $206,000 to Sun City to pay down the construction loan (see Note 12) and the Partnership incurred a loss of approximately $51,500 (25%) on this contribution which is included in Minority Interests in Consolidated Affiliates in the Consolidated Statements of Income. In addition, for the nine month period ended September 30, 1999, 25% or approximately $9,400 related to Sun City and Remington's operations is included in Minority Interests in Consolidated Affiliates in the Consolidated Statements of Income.

Note 14 - Sale of Property

During the nine-month period ended September 30, 1999 Sun City sold nine lots. The following is a summary of the properties sold:



         Income from Sale of Properties                      $        1,297,377

         Cost of Properties                                           1,303,810
         Marketing & Selling Costs                                       29,913
                                                              ------------------
         Total Costs                                                  1,333,723
                                                              ------------------

         Loss on Sale of Properties                           $           36,346
                                                              ==================

In July 1999, the Partnership sold approximately 1.84 acres in Sun City. The sale price of the property was $100,000 and the Partnership recorded a gain of approximately $93,000 (excluding the "manager profit participation" as defined in the Management Agreement of $12,073 that was paid to PacWest). The following is a summary of the property sold:


         Sales Price                                         $          100,000
         Cost of Property
           (Includes capitalized carrying & selling costs)                7,129
                                                              ------------------
         Gain on Sale of Property                            $           92,871
                                                              ==================


In July 1999, the Partnership sold approximately 2.14 acres in Sun City. The sale price of the property was $279,655 and the Partnership recorded a gain of approximately $18,000 (excluding the "manager profit participation" as defined in the Management Agreement of $12,912 that was paid to PacWest). The following is a summary of the property sold:

         Sales Price                                         $          279,655

         Cost of Property
            (Includes capitalized carrying costs)                       243,306
         Selling Costs                                                   18,661
                                                              ------------------
         Total Costs                                                    261,967
                                                              ------------------

         Gain on Sale of Property                            $           17,688
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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                  For the Nine Months Ended September 30, 1999

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

The  following  discussion  should  be read in  conjunction  with  the  attached

Consolidated Financial Statements and notes thereto for the periods ended September 30, 1999 and 1998.

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

In 1992, the Partnership made two loans totaling $3,500,000 to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. In 1994, the Partnership foreclosed on the properties securing these loans and continues to own these properties. In accordance with generally accepted accounting principles, assets acquired through foreclosure should be recorded at the lower of cost or fair value less costs of disposal at the date of foreclosure. The September 30, 1994 through September 30, 1998 financial statements originally issued reported this property at the amount of the outstanding mortgage balances due on these loans at the time of foreclosure, which did not represent their fair value less costs of disposal. Management has determined that a valuation allowance for these properties should have been established for approximately $3.8 million at the date of foreclosure in 1994. The valuation allowance should have been adjusted each year thereafter such that the only value for these properties is the capitalized direct carrying costs that represent the total accumulated property taxes and Mello-Roos bond assessments. Therefore, the consolidated financial statements for September 30, 1994 through September 30, 1998 have been restated to record the valuation allowance and to adjust these properties to their fair value for those years.

In addition, management has determined that the amount of property taxes payable as recorded in June 1994, and subsequent periods was understated. Accordingly, the consolidated financial statements for those periods have been restated by adjusting the carrying value of the land and the property taxes payable in the appropriate periods.

In accordance with generally accepted accounting principles, the financial statements of majority-owned investments are required to be consolidated. The December 31, 1995 through September 30, 1998 financial statements originally issued did not properly account for the consolidation of all significant majority-owned investments. Therefore, the financial statements of these material majority owned entities have been consolidated with the financial statements of the Partnership and have been restated for these periods to reflect the consolidation and related minority interests for Remington and Sun City.

In November 1996, the Partnership entered into a non-interest bearing note with an affiliate for $286,000. In accordance with generally accepted accounting principles, the note should have been discounted at the date of execution and interest accreted over the period of the note for $127,000. The consolidated financial statements have been restated for this discount and accretion of interest.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations.

During the nine-month period ended September 30, 1999, Sun City sold nine lots. The following is a summary of the properties sold:


         Income from Sale of Properties                      $        1,297,377

         Cost of Properties                                           1,303,810
         Marketing & Selling Costs                                       29,913
                                                              ------------------
         Total Costs                                                  1,333,723
                                                              ------------------

         Loss on Sale of Properties                          $           36,346
                                                              ==================


In July 1999, the Partnership sold approximately 1.84 acres in Sun City. The sale price of the property was $100,000 and the Partnership recorded a gain of approximately $93,000 (excluding the "manager profit participation" as defined in the Management Agreement of $12,073 that was paid to PacWest). The following is a summary of the property sold:

         Sales Price                                         $          100,000
         Cost of Property
            (Includes capitalized carrying & selling costs)               7,129
                                                              ------------------
         Gain on Sale of Property                            $           92,871
                                                              ==================

In July 1999, the Partnership sold approximately 2.14 acres in Sun City. The sale price of the property was $279,655 and the Partnership recorded a gain of approximately $18,000 (excluding the "manager profit participation" as defined in the Management Agreement of $12,912 that was paid to PacWest). The following is a summary of the property sold:


         Sales Price                                         $          279,655

         Cost of Property
            (Includes capitalized carrying costs)                       243,306
         Selling Costs                                                   18,661
                                                              ------------------
         Total Costs                                                    261,967
                                                              ------------------

         Gain on Sale of Property                            $           17,688
                                                              ==================


During the nine month period ended September 30, 1999 and 1998, approximately $32,000 and $34,000, respectively, of interest income was earned. The majority of interest was earned from the notes receivable from affiliate (See Note 7) approximately $29,000 and $25,000, respectively. In addition, approximately $3,000 and $9,000 of interest was earned on funds held for the nine month period ended September 30, 1999 and 1998, respectively. In March 1998, the Partnership received and recorded income of $50,000 for its portion of the gain on the sale of property relating to Peppertree, which is included in Other Income.

Total expenses for the three months ended September 30, 1999 compared with the three months ended September 30, 1998, increased by approximately $6,600, or 11%, due primarily to the increase in accounting and financial reporting associated with the restatement of financial statements discussed above. Manager Profit Participation increase of $24, 985 or 100% is due to the payment to PacWest relating to sale of the two properties in July 1999 in Sun City and in accordance with the Management Agreement. Other expenses includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA which are expensed as incurred in order to bring the stated value of the property to fair market value. (See Note 4). The $5,613 is related to property services incurred to prepare the property for future sale.

Total expenses for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998, increased by approximately $13,000, or 7%, due primarily to the increase in accounting and financial reporting associated with the restatement of financial statements discussed above. Outside Professional Services increased by approximately $7,500 or 25% due to the payment of the asset administration fee pursuant to the Management Agreement and a contract with a third party that was entered into for certain investor relations' services. Both of these contracts were entered into April 1, 1998 and therefore only six months of expenses were incurred during the nine-month period ended September 30, 1998. Manager Profit Participation increase of $24, 985 or 100% is due to the payment to PacWest relating to sale of the two properties in July 1999 in Sun City and in accordance with the Management Agreement. Other expenses includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA which are expensed as incurred in order to bring the stated value of the property to fair market value. (See Note 4). The $27,828 is related to property services incurred to prepare the property for future sale.

A net loss of $512,267 is recorded in Minority Interests in Consolidated Affiliates for the nine-month period ended September 30, 1999 relating to the Partnership contributing approximately $206,000 to Sun City to pay down the construction loan (see Note 12). The Partnership incurred a loss of approximately $51,500 (25%) on this contribution, which is included in Minority Interests Loss in Consolidated Affiliates in the Consolidated Statements of Income. In addition, for the nine-month period ended September 30, 1999 25% or approximately $461,000 related to Sun City and Remington's operations and loss on property contributed is included in Minority Interests Loss in Consolidated Affiliates in the Consolidated Statements of Income.

Investing activities for the nine-month periods ended September 30, 1999 and 1998 used approximately $3,336,000 and $1,239,000 of cash, respectively, mainly to pay for development and for carrying costs of the land held for investment. The Partnership provided approximately $1,677,000 of funds from the sale of properties during the period.

Financing activities for the nine months ended September 30, 1999 and 1998 include proceeds of approximately $1,506,000 and $375,000, respectively, relating to borrowings on the construction loan. Proceeds for the nine months ended September 30, 1999 also include affiliate advances of $192,800 from TMP Homes.

The Partnership had three properties as of September 30, 1999 that are being held for appreciation and resale. Remington and Sun City are holding two additional parcels for development and future sale of residential units. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The following is an update of the foreclosed properties status from the information documented in the December 31, 1998 10KSB:

     TMP Flowerfield, LLC - The foreclosed San Jacinto properties (located in the County of Riverside, California) have substantial Mello-Roos assessments and property tax delinquencies. The County of Riverside has postponed the property going into tax default due to a $65,000 payment of current and delinquent property taxes due by the Partnership in June 1999. Management has begun an Installment Payment Plan (five year payment plan) with the County of Riverside beginning in June 1999 to avoid the property being sold at a tax sale. In the meantime, the general partners are attempting both to have the Mello-Roos bonds restructured and/or the penalties reduced, and sell the property by currently marketing two of the six tracts, the remaining four tracts will be marketed as the first two tracts are sold.
                                       18

     Fox-Olson Loan #1 - 2.14 acres of this property were sold in July 1999 for a sales price of $279,655. The Partnership recorded a net gain on the sale of approximately $18,000. The remaining acres are currently offered for sale at $2,090,000.

     Sunset Crossing I Loan - Property is currently listed for sale at a price of$2,500,000

     TMP Remington, LLC - During the three-month period ended September 30, 1999, the Partnership contributed this property to Remington in accordance with the membership agreement. Remington has received a construction loan and Phase I construction is expected to begin by the end of 1999.

     TMP Homes Flowerfield - Sun City, LLC - 1.84 acres of this property was sold in July 1999 for a sales price of $100,000. The Partnership recorded a net gain on the sale of approximately $93,000. The remaining property was contributed to Sun City in accordance with the membership agreement. Phase I construction of 42 homes is complete and all homes have sold or currently in escrow expecting to close by the end of 1999. Sun City has obtained financing and has already begun Phase 2 & 3 construction.

No other significant activity or changes have occurred in the Partnership properties.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Partnership had cash on hand of approximately $293,000. All other proceeds from the sale of units and property have been invested in the making of loans or working capital reserves, or have been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

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

The Partnership does not intend to make any new land loans with existing or future partnership cash. At September 30, 1999, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $500,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represents a 20% investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to investors except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of September 30, 1999, the Partnership had sufficient cash reserves for the next twelve months.

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

In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds are allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party serviceproviders to perform certain of the financial, accounting, and investor relations' services for the Partnership. As of September 30, 1999 PacWest has no amount due from the Partnership relating to the aforementioned agreements.

Pursuant to the Management Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest is paid a fee of $24,588 annually for its administrative services.

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of September 30, 1999, Sun City has a principal balance due on the note of $1,895,911. Interest paid for the nine-month period ended September 30, 1999 was approximately $92,400.

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maturity date of the note is December 10, 2000. The maximum loan amount is $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. As of September 30, 1999, Remington has a principal balance due on the note of $504,994. Interest paid for the nine-month period ended September 30, 1999 was approximately $3,300.

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

Date:  November 8, 1999

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