Form 10KSB
period 1999-12-31
TMP LAND MORTGAGE FUND LTD
filed 2000-03-31
CIK 872836

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

                                 (714) 836-5503
              (Registrant's telephone number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
-------------------                     ------------------------------
N/A                                                 N/A

Securities registered under Section 12 (g) of the Exchange Act:

Title of each class                Name of each exchange on which registered
-------------------                    ------------------------------
Units of Limited Partnership Interest               N/A

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [] No [X ]

PART 1

ITEM 1   BUSINESS

TMP  Land  Mortgage  Fund,  Ltd.,  (the  Partnership)  is a  California  Limited
Partnership formed in November 1991, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners ("General Partners"). The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of Investment Company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940. As of December 31, 1999, twelve loans had been made by the Partnership.

Beginning in November 1991, the Partnership was engaged in the offering of up to 20,000 units of limited partnership Units ("Unit(s)" or "the Unit(s)") at a purchase price of $1,000 per Unit pursuant to a Registration Statement on Form S-11. On April 22, 1994, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000, and the offering was closed. Upon the conclusion of the offering, all of the subscription proceeds had been committed to the mortgage loan investments described below and working capital reserves.

The Partnership was organized to originate and make loans secured by first deeds of trust (commonly known as "mortgages") on unimproved real properties primarily in the Inland Empire area of Southern California, which is located approximately 60 miles east of the City of Los Angeles and 40 miles north of the City of San Diego. Twelve loans were made for terms of between 6 to 36 months. The Partnership does not intend to make any further loans other than those described below. Each loan was made to an unaffiliated borrower who (i) paid a fee or "points" to obtain the loan, (ii) established a reserve that would secure the payment of the interest for the interim term of the loan, and (iii) was to pay the entire principal amount of the loan in one lump sum payment, commonly referred to as a "balloon" payment, at the end of the loan term. Each loan was made to an unaffiliated borrower who (i) used the proceeds of the loan to purchase or refinance a property the General Partners believe has development potential; (ii) "predevelop" the property by obtaining zoning and other governmental approvals needed to permit construction of single or multi-family residences or commercial buildings on the property ("predevelopment work") and
(iii) on completion of the predevelopment work, either sell the property to developers or contractors or obtain new financing on the property.

It was intended that the loans would be repaid from the proceeds either of the sale or a refinancing of the property by the borrower. The Partnership does not participate in any profit that the borrower may realize on the sale or refinancing of the property. Instead, the Partnership would receive from the proceeds of the sale or refinancing, the principal amount of the Partnership's loan and any interest that had been earned, but not paid, through the date of sale or refinancing.

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

The Partnership will be terminated as soon as practicable following liquidation of the Partnership assets and distributions of cash to the General and Limited Partners. However, the Partnership will not be terminated until mortgage loans made by it have been repaid and all properties and other assets owned by it have been sold and payment of the purchase price for those assets is received or converted into cash. At this time, it is unlikely that the Partnership will be terminated within the next twelve months.

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

LOANS STATUS AND FORECLOSED PROPERTIES

As of December 31, 1999, the Partnership had made twelve mortgage loans of which three were paid and nine resulted in foreclosures. The status of such loans and related foreclosures and other relevant information are summarized below.

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

The Partnership foreclosed on the property securing these loans during 1994 and currently owns the property. The Partnership owes approximately $6.3 million as a result of the Mello-Roos bond assessments and unpaid property taxes. These debts, plus the continuing property tax accrual makes the property unsaleable in the current real estate market. In order to make the property saleable, it will be necessary to get the Mello-Roos bond assessments and interest reduced. A work out plan is currently being written by the Partnerships' management, to present to the City of San Jacinto and the bondholders, with the hope that some assessment relief will be obtained. The City of San Jacinto is expected (by the terms of the bonds) to begin foreclosure proceedings.

FRAME LOAN

The Partnership made a third loan ("Loan 3") to Richard D. Frame secured by a first trust deed for property under predevelopment in Temecula, California. The loan matured on February 8, 1994 and was extended to April 20, 1994, at which time the Partnership received payment in full. Portions of the proceeds of this loan were used for funding Loans 11 and 12.

SUNSET CROSSING I LOAN

The Partnership made their fourth loan ("Loan 4") to Sunset Crossing I, a California Limited Partnership. Loan 4 was secured by a first trust deed on 44 acres of commercially zoned property at the southwest corner of the intersection of Interstate 10 and Sunset Avenue in the city of Banning, California. In August of 1994, Sunset Crossing I defaulted on this loan. The Partnership foreclosed on the property in December of 1994. This property is currently listed for sale at $2,500,000.

FOX-OLSON LOAN #1

The Partnership's fifth loan ("Loan 5") was made to Marilyn Fox-Olson; who defaulted on the loan. The Partnership foreclosed on this property in November 1994. Approximately 2.14 acres of this property were sold in July 1999 for a sales price of $279,655. The remaining acres are listed for sale at $2,090,000. The current zoning for the property is C-1 (commercial). It is located at the northeast corner of Newport Road and Bradley Road in the unincorporated area of Riverside County known as Sun City/Menifee Valley.

TMP REMINGTON, LLC

The Partnership's sixth loan ("Loan 6") was made to Environmental Development, Ltd., (ED) a California Limited Partnership. Loan 6 was secured by a first trust deed to property under predevelopment in San Diego, California. ED defaulted on the loan in October of 1994. ED signed an extension agreement, wherein the Partnership agreed to extend the term of the loan to May 1, 1995. On March 1, 1995, ED defaulted on the interest payment due at that date, and the Partnership filed a Notice of Default. The Partnership subsequently accepted a deed in lieu of foreclosure on the property in August 1995.

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

The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on the site. During 1999, and in accordance with the LLC Member Agreement, the Partnership contributed this property to the LLC for a predetermined value of $1,638,000. The carrying value of the property was approximately $1,698,000 and therefore the Partnership recognized a loss of approximately $60,000 when this property was contributed. Phase I will consist of 48 production homes, 4 models and one parking lot. Phase II will consist of 43 production homes. Phase III will consist of 38 production homes and Phase IV will consist of 50 production homes. Grading, Sewer and Water has been completed on Phase I and part of Phase II. Phase I construction began in the third quarter of 1999 upon obtaining financing in July 1999.

TMP HOMES FLOWERFIELD-SUN CITY, LLC

On June 17, 1993, the Partnership funded its' seventh mortgage loan, ("Loan 7") to Marilyn Fox-Olson. Marilyn Fox-Olson defaulted on this loan also and the Partnership acquired the property on March 29, 1995. The property has an approved tract map with 45 residential lots and a 1.84 acre commercial site located in Sun City/MenifeeValley, California. The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on this site. Phase I will consist of 11 production homes and 2 models. Phase II will consist of 17 production homes. Phase III will consist of 15 production homes. Phase I and Phase II construction were completed in 1999. Phase III construction began in 1999 and as of December 31, 1999 the homes have been framed and lath & plaster was just beginning. Phase III homes are scheduled to be complete by mid March 2000. During the year ended December 31, 1998, and in accordance with the LLC Member Agreement, the Partnership contributed this property to the LLC for a predetermined value of $420,000.

The following is a summary of home sales:

Phase I   10 homes sold &     2 homes sold &              1 home unsold
             escrow closed    escrow not closed
Phase II  13 homes sold &     1 homes sold &              3 homes unsold
             escrow closed     escrow not closed
Phase III  0 homes sold &     6 homes sold &              9 homes unsold
             escrow closed      escrow not closed

The 1.84 acres of this property was sold in July 1999 for a sales price of $100,000.

SINGLETARY LOAN

On October 12, 1993, the Partnership funded it eighth loan ("Loan 8") secured by a first deed of trust on 96 acres of industrial/commercial land located in the unincorporated area of Riverside County known as Rubidoux. The loan was due on April 12, 1995. The borrower sought to extend the loan, and did pay extension fees and additional interest for several months. However, the Partnership was forced to file a Notice of Default when the borrower ceased making payments. The borrower filed for personal bankruptcy in order to forestall foreclosure proceedings. After a period of negotiation, the borrower was able to procure additional financing and paid the loan and accrued interest in full on December 13, 1995. As a result, the Partnership distributed $2,200,000 to all Limited Partners.

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

Loan 11 was in participation with TMP Mortgage Income Plus, Ltd. (MIP), a private syndication of which TMP Investments, Inc. and TMP Properties also serve as general partners. The total loan of $250,000 was funded $100,000 by the Partnership and $150,000 by MIP. The principal amount of Loan 11 was due on March 1, 1995. The Rockfields' defaulted and the property was foreclosed on January 15, 1996. The Partnership sold its' interest in the property in November, 1996 to MIP for the amount of its participation in the loan, as well as monies which the Partnership had advanced to pursue development of this property. MIP has entered into a joint venture with TMP Homes, LLC to build homes on the 29 lots that secured this loan. The Partnership currently holds a note receivable from MIP for this property. See Note 7 to the Consolidated Financial Statements.

PEPPERTREE PARK, LLC

On June 28, 1994, the Partnership funded its' twelfth loan, ("Loan 12") secured by a first deed of trust on 193 single family residential lots and a third trust deed on 73 single family residential lots and 15 acres office/professional use land in Fallbrook, California.

The principal amount of Loan 12 was due on June 28, 1995. However, the loan agreement allowed for an extension of an additional 6 months. The Partnership received $1,500,000 during 1996 and retained a $500,000 (20%) interest in the property as an investor from which the Partnership will receive a participation in profits from the development of single family homes. The property has an approved general plan amendment, specific plan, and tentative map. The lots in Phases 1 and 2 were sold in late 1997 and 1998 and the Partnership received $50,000. The lots in Phase 3 are currently under development.

ITEM 2   PROPERTIES

The  Partnership  has  acquired  nine  properties   through   foreclosure  since
inception. All of those properties have been fully disclosed in Item 1.

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

No matters were submitted to a vote of Registrants security holders during 1999.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1999, there were approximately 834 record holders of, representing total subscription of 15,715 Units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 1 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the General Partners' knowledge, there was no trading activity during the fiscal years ended December 31, 1995 or 1997- 1999. In 1996, 75 Units were traded at between $315 and $400 per Unit.

CASH DISTRIBUTIONS

Total interest received on mortgage loans from inception to December 31, 1999 was $3,569,666 and other income from deposits and other sources have been received in the amount of $1,474,375. Also during 1996, Loan 12 was repaid in the form of $1,500,000 in cash and a 20% interest in Peppertree Park, LLC valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571. In 1997, the Partnership received net proceeds from the sale of an apartment building for its investment in Steadfast HSC, LLC and distributed $2,232,365 to investors. There were no distributions in 1998 or 1999. Total distributions to investors since inception have been $8,013,662.

ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership for the years ended December 31, 1995 - 1999 and should be read in conjunction with the more detailed Consolidated Financial Statements contained in Item 8, below.

                         1999        1998        1997         1996       1995
--------------------------------------------------------------------------------
Interest Income      $    44,140 $    44,832 $   48,916  $   166,318 $   717,171
Gain on Sale of Land $    23,383 $         - $1,026,850  $         - $         -
Other Income         $     3,600 $    53,600 $    4,970  $   150,611 $    15,262
Total Income         $    71,123 $    98,433 $1,080,736  $   316,929 $   732,433
Net Income (Loss)    $  (655,640)$  (397,618)$  945,723  $  (103,399)$   583,233
Net Income (Loss)
 per Unit            $    (41.31)$       (25) $      60  $        (7)$        37
Cash Distribution
 per Unit            $         0 $         0 $      141  $        43 $       160
Total Assets         $17,535,955 $13,937,406 $12,563,395 $12,727,275 $12,278,021
--------------------------------------------------------------------------------

Per Unit calculations based on 15,715 Units outstanding at December 31, 1995
- 1999.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 1999 and 1998.

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

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations.

During the year ended December 31, 1999, TMP Homes Flowerfield, Sun City sold twenty-three lots. The following is a summary of the properties sold:

         Income from Sale of Properties       $        3,389,887

         Cost of Properties                            3,437,723
         Marketing & Selling Costs                        39,340
                                              ------------------
         Total Costs                                   3,477,063
                                              ------------------

         Loss on Sale of Properties           $           87,176
                                              ==================

In July 1999, the Partnership sold approximately 1.84 acres in Sun City. The sale price of the property was $100,000 and the Partnership recorded a gain of approximately $93,000 (excluding the "manager profit participation" as defined in the Management Agreement of $12,073 that was paid to PacWest). The following is a summary of the property sold:

         Sales Price                                            $   100,000
         Cost of Property
            (Includes capitalized carrying & selling costs)           7,129
                                                                 ----------
         Gain on Sale of Property                               $    92,871
                                                                 ==========

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
                                                       ==================

During the year ended December 31, 1999 and 1998, approximately $44,000 and $45,000, respectively, of interest income was earned. The majority of interest was earned from the notes receivable from affiliate (See Note 7) approximately $43,000 and $42,000, respectively. In addition, approximately $1,000 and $3,000 of interest was earned on funds held for the year ended December 31, 1999 and 1998, respectively. In March 1998, the Partnership received and recorded income of $50,000 for its portion of the gain on the sale of property relating to Peppertree, which is included in Other Income.

Total expenses for the year ended December 31, 1999 compared with the year ended December 31, 1998, increased by approximately $253,000, or 34%, due to increases in accounting and financial reporting, Loss on Investments, Manager Profit Participation and Outside Professional Services. Accounting and Financial Reporting expenses associated with the restatement of financial statements increased the expenses by approximately $48,000. Outside Professional Services increased by approximately $10,500 or 26% due to the payment of the asset administration fee pursuant to the Management Agreement and a contract with a third party that was entered into for certain investor relations' services. Both of these contracts were entered into April 1, 1998 and therefore only nine months of expenses were incurred during the year ended December 31, 1998. Manager Profit Participation increase of $24, 985 or 100% is due to the payment to PacWest relating to sale of the two properties in July 1999 and in accordance with the Management Agreement. Other expenses, of $40,848, includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA which are expensed as incurred in order to bring the stated value of the property to fair market value (See Note 4). These expenses are related to property services incurred to prepare the property for future sale.

A net gain of approximately $22,000 is recorded in Minority Interests in Consolidated Affiliates for the year ended December 31, 1999. The Partnership contributed approximately $206,000 to Sun City to pay down the construction loan (see Note 12). The Partnership incurred a loss of approximately $51,500 (25%) on this contribution, which is included in the Consolidated Statements of Operations.

Investing activities for the years ended December 31, 1999 and 1998 used approximately $2,384,000 and $1,373,000 of cash, respectively, mainly to pay for development and for carrying costs of the land held for investment. In addition, the Partnership used $65,119 to pay for certain selling expenses relating to the sale of properties during the year ended December 31, 1999. This use of funds was more than offset by the funds provided by the Partnership of approximately $3,770,000 from the sale of these properties.

Financing activities for the years ended December 31, 1999 and 1998 include proceeds of approximately $1,550,000 and $895,000, respectively, relating to borrowings on the construction loans. Proceeds for the year ended December 31, 1999 also include affiliate advances of $192,800 from TMP Homes. For the year ended December 31, 1998 payments of $170,626 were made to affiliates to pay back certain advances.

The Partnership had three properties as of December 31, 1999 that are being held for appreciation and resale. Remington and Sun City are holding two additional parcels for development and future sale of residential units. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

LIQUIDITY AND CAPITAL RESOURCES

As of December  31,  1999,  the  Partnership  had cash on hand of  approximately
$178,000. All other proceeds from the sale of Units and property have been invested in the making of loans, working capital reserves, or have been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

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

The Partnership does not intend to make any new land loans with existing or future partnership cash. At December 31, 1999, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $500,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represents a 20% investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to partners except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of December 31, 1999, the Partnership had sufficient cash reserves for the next twelve months.

In April 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds are allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships will not be limited to a maximum of $2,500,000.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships will not be limited to a maximum of $2,500,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. As of December 31, 1999 PacWest has no amount due from the Partnership relating to the aforementioned agreements.

Pursuant to the Management Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest is paid a fee of $24,588 annually for its administrative services.

On March 10, 1998, TMP Flowerfield, Sun City entered into a promissory note agreement for a Phase 1 construction loan with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of December 31, 1999, Sun City has a principal balance due on the note of $137,500. Interest paid for the year ended December 31, 1999 was approximately $62,559. In June, 1999, Sun City entered into a second promissory note agreement for Phase II construction with the same bank. The maximum loan amount is $4,119,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of December 31, 1999, Sun City has a principal balance due on the note of $1,060,582. Interest paid for the year ended December 31, 1999 was approximately $80,901.

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maturity date of the note is December 10, 2000. The maximum loan amount is $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. As of December 31, 1999, Remington has a principal balance due on the note of $1,247,719. Interest paid for the year ended December 31, 1999 was approximately $22,417.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material manner.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of the Form 10-KSB:

For the fiscal years ended December 31, 1999 and 1998:

Report of Independent Auditors                                             15

Consolidated Balance Sheets as of December 31, 1999 and 1998               16

Consolidated Statements of Operations for the years ended
 December 31,1999 and 1998                                                 17

Consolidated Statements of Partners' Capital for the years
 Ended December 31, 1999 and 1998                                          18

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999 and 1998                                                19,20

Notes to Consolidated Financial Statements                                 21-27

Supplemental Schedules to Consolidated Financial Statements                28,29

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)

We have  audited  the  accompanying  consolidated  balance  sheets  of TMP  Land
Mortgage Fund, Ltd. as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
 An Accountancy Firm

/S/ SWENSON ADVISORS LLP

Temecula, California
March 17, 2000



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                           Consolidated Balance Sheets
                 For the years ended December 31, 1999 and 1998

                                                    1999                 1998
                                              --------------     -------------

                                     Assets

Cash                                         $     178,234       $     416,098
Notes Receivable from Affiliate                    346,038             307,091
Prepaid Expenses & Other                            27,997              27,073
Other Receivables                                   23,661              23,661
Investments                                        607,439             608,039
Investment in Unimproved Land, Net              16,352,585          12,555,444
                                             -------------       -------------

      Total Assets                           $  17,535,955       $  13,937,406
                                             =============       =============


                        Liabilities and Partners' Capital

Accounts Payable & Other                     $     806,413       $     161,824
Due to Affiliates                                  192,800               3,267
Franchise Taxes Payable                                800                 800
Property Taxes Payable                           6,301,117           4,870,485
Notes Payable                                    2,445,801             895,371
                                             -------------       -------------

      Total Liabilities                          9,746,931           5,931,747
                                             -------------       -------------

Minority Interests                                 899,177             460,171
                                             -------------       -------------

General Partners                                   (88,304)            (81,748)
Limited Partners:  20,000
 Equity Units Authorized:
 15,715 Units Outstanding                        6,978,151           7,627,236
                                             -------------       -------------


      Total Partners' Capital                    6,889,847           7,545,488
                                             -------------       -------------

      Total Liabilities and
         Partners' Capital                   $  17,535,955       $  13,937,406
                                             =============       =============



           See Accompanying Notes to Consolidated Financial Statements




                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                 For the years ended December 31, 1999 and 1998

                                                  1999             1998
                                              --------------    ----------

Property Sales                               $     3,769,542   $            0
Cost of Property Sales                             3,746,159                0
                                             ---------------    -------------

Net Gain on Property Sales                            23,383                0

Income

      Interest                                        44,140           44,833
      Other                                            3,600           53,600
                                             ---------------    -------------
Total Income                                          71,123           98,433
                                             ---------------    -------------

Expenses

     Accounting & Financial Reporting                105,222           57,001
     Loss on investments                             521,627          280,225
     Discount on Due from Affiliates                       0           73,268
     General  & Administrative                        11,332           13,288
     Manager Profit Participation                     24,985                0
     Interest                                          1,966              320
     Outside Professional Services                    40,625           30,053
     Other                                            40,848           39,311
                                             ---------------     -------------

         Total Expenses                              746,605          493,466
                                             ---------------     -------------

Net Loss before Minority Interests
 and Income Taxes                                   (675,482)        (395,033)

Minority Interests Gain (Loss) in
 Consolidated Affiliates                              21,995             (185)

State Franchise Tax                                   (2,154)          (2,400)
                                              --------------     -------------

         Net Loss                            $      (655,641)    $   (397,618)
                                             ===============     =============

Allocation of Net Loss:

General Partners, in the Aggregate:          $        (6,556)    $     (3,976)
                                             ===============     ============

Limited Partners, in the Aggregate:          $      (649,085)    $   (393,642)
                                             ===============     =============

Limited Partners, per Equity Unit:           $        (41.31)    $     (25.00)
                                             ===============     =============

           See Accompanying Notes to Consolidated Financial Statements




                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
                 For the Years Ended December 31, 1999 and 1998

                                    General           Limited
                                   Partners           Partners         Total
                                   --------           --------         -----
Partners' Capital (deficit),
 January 1, 1998                   $  (77,772)     $ 8,020,878    $  7,943,106

Net Loss for 1998                      (3,976)        (393,642)       (397,618)
                                   ----------      ----------     ------------
Partners' Capital (deficit),
 December 31, 1998                 $  (81,748)     $ 7,627,236    $  7,545,488
                                   -----------     -----------    ------------

Net Loss for 1999                      (6,556)        (649,085)       (655,641)
                                   ----------      ----------       ----------
Partners' Capital (deficit),
 December 31, 1999                 $  (88,304)     $ 6,978,151    $  6,889,847
                                    ==========      ==========       =========
























           See Accompanying Notes to Consolidated Financial Statements


                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 1999 and 1998

                                                         1999             1998
                                                      ------------  ----------

Cash Flows from Operating Activities:
  Net Loss                                            $  (655,641)  $  (397,618)
  Adjustments to Reconcile Net Loss to Net Cash
       Provided By Operating Activities:
     Gain on Property Sales                               (23,383)            0
     Minority Interests in Consolidated Affiliates        439,606       280,410
     Discount on Due from Affiliates                            0        73,268
     Accretion of Discounted Notes Receivable             (38,947)      (32,755)
     Other                                                 40,848       39,311
  Changes in Assets and Liabilities:
    Increase in Prepaid Expenses and Other                   (924)      (18,181)
    Decrease in Other Receivables                               0       101,676
    Increase in Accounts Payable & Other                  644,588        87,230
    Decrease in Due to Affiliates                          (3,266)      (29,294)
                                                      ------------  -----------

        Net Cash Provided by Operating Activities         402,881       104,047

Cash Flows from Investing Activities:
      Proceeds from Property Sales                      3,769,542             0
      Payment of selling costs                            (65,119)            0
      Increase in Investments                                   0       231,273
      Increase in Minority Interests                            0       150,453
      Increase in Land Development and Carrying Costs  (6,088,398)   (1,754,899)
                                                      -----------   -----------

        Net Cash Used In Investing Activities          (2,383,975)   (1,373,173)

Cash Flows from Financing Activities:
      Proceeds From (Payments Made To) Affiliates         192,800      (170,626)
      Proceeds from Notes Payable                       1,550,430       895,371
                                                      -----------   -----------

        Net Cash Provided By Financing Activities       1,743,230       724,745
                                                      -----------   -----------

Decrease in Cash                                         (237,864)     (544,381)

Cash, Beginning of Period                                 416,098       960,479
                                                      -----------   -----------

Cash, End of Period                                   $   178,234   $   416,098
                                                       ==========   ===========

           See Accompanying Notes to Consolidated Financial Statements


                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                Consolidated Statements of Cash Flows, continued
                 For the years ended December 31, 1999 and 1998



Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                      $        1,354        $       2,400
                                         ==============        =============

Cash Paid for Interest                   $      168,164        $       12,813
                                         ==============        ==============

Other Disclosures:

Non-cash investing activities for the years ended December 31, 1999 and 1998 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $1,430,632 and $664,417, respectively.

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

Note 1 - General and Summary of Significant Accounting Policies (continued)

date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration  - All  unimproved  land  parcels held for sale are located in the
-------------
Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market conditions. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Note 2 - Organization of the Partnership

The Partnership is a California Limited Partnership formed on November 15, 1991. TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) are the general partners ("General Partners"). The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott
E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                          December 31, 1999 and 1998

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

Note 5 - Related Party Transactions

During the year ended December 31, 1999, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. TMP Homes paid $151,000 to Sun City and $24,000 to Remington as an advance for fees. These funds will be repaid from proceeds received as properties are sold. These funds are recorded in the Consolidated Balance Sheets in Due to Affiliates.

See Note 7 regarding information on management of the Partnership during 1999.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

Note 6 - Notes Receivable from Affiliate

In  November,  1996,  the  Partnership  sold a  parcel  of land  (including  the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LTD (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships' original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. The Partnership recognized a $127,000 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. In 1998, the Partnership loaned an additional $165,000 to MIP for a five year period without interest (and discounted the note at 12%) and recognized approximately $73,000 as a charge to operations due to the non-interest bearing terms of the note. As of December 31, 1999 and 1998, the two notes receivable balances totaled $346,038 and $307,091, respectively (net of the unamortized discount of $66,962 and $143,648, respectively). The Partnership accreted interest income on these notes during the years ended December 31, 1999 and 1998 of $43,508 and $32,756, respectively which is included as interest income on the Consolidated Statements of Operations. (See Note 4.)

Note 7 - Agreements with PacWest Inland Empire, LLC (PacWest)

In April 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid the general partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership and ten other related partnerships (the TMP Land Partnerships) in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, accrued property taxes and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships will not be limited to a maximum of $2,500,000.

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

Pursuant to the Management Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 1999, the Partnership has no amount payable to PacWest related to the aforementioned agreements.

Note 8 - Investments

The following is a summary of the investments of the Partnership as of December 31:

                                                     1999              1998
                                                   -----------     -------------

  TMP Flowerfield - San Jacinto, LLC (Flowerfield) $   107,439     $    108,039
  Peppertree Park, LLC (Peppertree)                    500,000          500,000
                                                   -----------     ------------

                                                   $   607,439     $    608,039
                                                   ===========     =============

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

Note 9 - Other Receivables

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC (Steadfast) which was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount is included in other receivables in the Consolidated Balance Sheets at December 31, 1999 and 1998.

Note 10 - Property Taxes Payable

As of  December  31, 1999 and 1998,  approximately  $6,301,117  and  $4,870,485, respectively, of property taxes is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance.

Note 11 - Note Payable

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan for Phase I construction with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of December 31, 1999 and 1998, Sun City has a principal balance due on the note of $154,306 and $895,371,respectively. Interest paid for the year ended December 31, 1999 was approximately $62,559. In June 1999, Sun City entered into a second promissory note agreement for Phase II construction loan with the same bank. The maximum loan amount is $4,119,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of December 31, 1999, Sun City has a principal balance due on the note of $1,043,776. Interest paid for the year ended December 31, 1999 was approximately $80,901.

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maturity date of the note is December 10, 2000. The maximum loan amount is $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. As of December 31, 1999, Remington has a principal balance due on the note of $1,247,719. Interest paid for the year ended December 31, 1999 was approximately $22,417.

Note 12 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest, the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who will develop the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

In June 1999, the Partnership contributed approximately $206,000 to Sun City to pay down the construction loan (see Note 12) and the Partnership incurred a loss of approximately $51,500 (25%) on this contribution which is included in loss on investments in the Consolidated Statements of Income. A gain of $21,995 and a loss of $185 related to Sun City and Remington's operations is included in Minority Interests in Consolidated Affiliates in the Consolidated Statements of Income for the years ended December 31,1999 and 1998 respectively.
Note 13 - Sale of Property

During the year ended December 31, 1999 Sun City sold twenty-three lots. The following is a summary of the properties sold:


         Income from Sale of Properties     $        3,389,887
         Cost of Properties                          3,437,723
         Marketing & Selling Costs                      39,340
                                            ------------------
         Total Costs                                 3,477,063
                                            ------------------

         Loss on Sale of Properties         $           87,176
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
                                            ==================



                           TMP LAND MORTGAGE FUND, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1999

COLUMN     A              B            C                  D                     E          F             G           H           I
------------------------------------------------------------------------------------------------------------------------------------
                                                 COSTS CAPITALIZED
                                                     SUBSEQUENT          Gross
                                                  TO ACQUISITION      amount at                                            Estimated
                                                  --------------
                                    Initial                 Carrying which Carried     Accumulated     Date of    Date   Depreciable
Description of Assets Encumbrances   Cost    Improvement    Cost     at Year-End     Depreciation  Construction   Acquired     Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto        $6,301,117   $3,550,000  $   63,737   $6,823,910  $ 10,437,647        -0-           N/A       06/02/94&
                                                                                                                  08/11/94      N/A
Unimproved land -
 Sun City                 -0-     1,077,000           0       43,204     1,120,204        -0-           N/A                     N/A
Unimproved land -
 Sun City                 -0-       420,000   2,246,712           -0-    2,666,712        -0-           N/A                     N/A
Unimproved land -
 Banning                  -0-     1,875,000       1,500       67,497     1,943,997        -0-           N/A        12/21/94     N/A
Unimproved land -
 San Diego                -0-     1,658,000   2,565,163       24,819     4,247,982        -0-           N/A        08/23/95     N/A
                     ---------   ----------   ---------    ---------   -----------
                    $6,301,117   $8,580,000  $4,877,112   $6,959,430  $ 20,416,542        -0-
                    ==========   ==========   =========    =========   ===========        ===


Less valuation allowance:                                             $  4,063,957
                                                                      ------------
Net carrying value                                                    $ 16,352,585
                                                                      ============

Reconciliation of carrying amount
---------------------------------

Beginning balance                            $12,555,444

Additions:  Carrying Costs/Improvements        7,584,148
Deductions:
  Carrying costs/Improvements     3,746,159
   Increase in valuation allowance   40,848
                                  --------
     Total Deductions                          3,787,007
                                              ----------

Ending balance                               $16,352,585
                                              ==========



                           TMP LAND MORTGAGE FUND, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1998

COLUMN  A              B            C                  D                E               F             G           H             I
------------------------------------------------------------------------------------------------------------------------------------
I

                                             COSTS CAPITALIZED
                                               SUBSEQUENT             Gross
                                             TO ACQUISITION         amount at                                            Estimated
                                             --------------
Description                     Initial                 Carrying   which Carried   Accumulated     Date of       Date    Depreciable
of Assets          Encumbrances   Cost    Improvement     Cost     at Year-End   Depreciation  Construction   Acquired       Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 San Jacinto        $4,870,485 $3,550,000 $   63,737   $5,279,858  $ 8,893,595        -0-           N/A       06/02/94&
                                                                                                              08/11/94         N/A
Unimproved land -
 Sun City                 -0-   1,320,000        638       30,686    1,351,324        -0-           N/A         11/2/94        N/A
Unimproved land -
 Sun City                 -0-     420,000  1,268,188           -0-   1,688,188        -0-           N/A         11/2/94        N/A
Unimproved land -
 Banning                  -0-   1,875,000      1,500       23,447    1,899,947        -0-           N/A        12/21/94        N/A
Unimproved land
 San Diego                -0-   1,658,000  1,062,680       44,819    2,745,499        -0-           N/A        08/23/95        N/A
                     ---------  ---------  ---------    ---------    ---------
                    $4,870,485 $8,823,000 $2,396,743   $5,358,810  $16,578,553        -0-
                     =========  =========  =========    =========   ==========        ===


Less valuation allowance:                                          $  4,023,109
                                                                   ------------
Net carrying value                                                 $12,555,444
                                                                   ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance              $ 10,687,386

Additions

  Initial Costs        420,000
 Carrying Costs     $2,272,263
                     ---------
  Total Additions                 2,692,263
Deductions:
 Initial Costs      500,000
 Improvements         4,780
 Carrying costs     280,114
 Increase in
 valuation allowance 39,311
  Total Deductions                  824,205
                                 -----------

Ending balance                  $12,555,444
                                 ==========

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

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. The General Partners provide management of the Partnership. However, on April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership.

TMP Properties, a California General Partnership, and TMP Investments, Inc., a California Corporation, are the General Partners. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eight public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building) which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. In addition, TMP Properties has been and will continue to be engaged in property management, assets management, real estate accounting, budgetary services and partnership management on behalf of existing limited partnership and limited partnerships which it sponsors in the future. The general partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel.

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

WILLIAM O. PASSO, 58, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real-estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. d.b.a. TMP Management, a property management company, and an officer of TMP Capital Corp, ("TMP CC"), a NASD registered broker-dealer.

SCOTT E. MCDANIEL, 53, is a General Partner of TMP Properties. He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 53, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP CC; a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker-dealer community.

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

ITEM 11  EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 15, 1991) through the fiscal year ended December 31, 1999, the Partnership paid no fees to the General Partners but, did receive collectively $22,323 during the fiscal year ended December 31, 1997 as their share of the Partnership distributions. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12  SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999 the Partnership has 15,715 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table sets forth the number of the Units beneficially owned as of December 31, 1999 by each officer, director and General Partner and by all such persons as a group.

                                           Number of         Percent of
Name of Beneficial Owner                    Units             Class
------------------------                    -----             -----
William O. Passo                            1                 .006%

All officers, directors and general
partners as a group (1 person
including the above)                        1                 .006%

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

OFFERING AND ORGANIZATIONAL STAGE

Amount paid from Formation thru 12/31/99

                                                              Estimated Dollar
Form of Compensation                                            Amount of
and Recipient             Description of Payment              Compensation
--------------------      ----------------------              ----------------

Selling Commissions (TMP   Up to a maximum of 10% Gross       Paid by TMP Realty
CC. and                    Proceeds, a minimum of 8% of        Inc.
certain Soliciting         which will be reallocated
dealers)                  to participating Soliciting
                           Dealers (which may include
                           TMP CC)from Units sold by
                           them. Up to  an additional
                           5% paid to soliciting Dealers
                           (which may include TMP CC) for
                           due diligence activities.


Form of Compensation                                            Amount of
and Recipient             Description of Payment              Compensation
--------------------      ----------------------              ----------------


Reimbursement of          Organizational Expenses reimbursed     Paid by TMP
Organizational Expenses   to the general partners for            Realty, Inc.
(general partners)        advertising, mailing, printing
                          costs, clerical expenses, legal
                          and accounting  fees.

Reimbursement of Loan     The general partners will be            Paid By TMP
Expenses                  reimbursed for all out of pocket        Realty, Inc.
(general partners)        expenses  directly  related  to
                          the loans, including credit
                          evaluation  expenses,  appraisal
                          reports,  title  reports,
                          environmental  reports  and
                          remediations,  and feasibility
                          studies, escrow expenses, deposits
                          and interest,  and  other similar
                          expenses; but not including the
                          general partners' overhead,
                          salaries, travel or like expenses.

OPERATING AND LIQUIDATION STAGE


Form of Compensation      Description of Payment                Amount of
--------------------      ----------------------                ---------
                                                              Compensation
                                                              ------------
And Recipient
-------------
Loan Servicing Fee        For servicing the loans made by the          $422,556
                          Partnership,  TMP  Investments
                          received a monthly Loan  Servicing
                          Fee that was  charged  to and paid
                          by each borrower in an amount up
                          to 1/8 of 1%  of  the  outstanding
                          principal amount of this mortgage
                          loan.

Broker Loan Placement     TMP Realty, Inc. received Broker           $1,627,475
Fee (Licensed Real Estate Loan Placement Fees from borrowers,
Broker Affiliated         as was negotiated by  TMP  Realty,
with general partners)    Inc.  with  such  borrowers,  as
                          follows: TMP Realty, Inc. retained
                          100% of the Broker Loan Placement
                          Fee  received  on  financing  for
                          aggregate loans up  to  the  Gross
                          Proceeds  of  the  offering  (the
                          "Initial Loans"). Thereafter, on
                          any extension of or new loans that
                          were made with principal repayments
                          from Initial  Loans, TMP  Realty,
                          Inc. retained 75%  of  any  Broker
                          Loan  Placement  Fee,  and  the
                          remaining 25% was remitted to the
                          Partnership as loan extension  or
                          origination fees ("Points"), until
                          TMP  Realty,   Inc.  had satisfied
                          its obligations to pay, out of the
                          Broker Loan Placement Fees retained
                          by it, all


Form of Compensation      Description of Payment                     Amount of
--------------------      ----------------------                     ---------
                                                                   Compensation
                                                                   ------------
And Recipient
-------------

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

Interest in Partnership   1% interest in all Partnership allocations    $81,748
Allocation of each        Net Income, Net Loss, and Distributions
Material Item (General    of Cash from Operations.
Partners)

Subordinated Particip-    A 24% interest in allocation of Net          None Paid
ation (general partners)  Income and Distributions of Cash
                          from Loan Repayments or from the Sale
                          or Refinancing of a property acquired
                          through  foreclosure  or otherwise,  all
                          subordinated  to a  return  of  all  the
                          Limited  partners  of 8%  per  annum  on
                          their Adjusted Capital Contributions.

Subordinated Real Estate  Real Estate commissions with respect         None Paid
Commission (general       to the sale of any properties acquired.
partners or an affiliate) through foreclosure or otherwise,
                          which are equal to the lessor of: (1) 3%
                          of the gross  sales  price of a property
                          equal  to   one-half   the   normal  and
                          competitive rate charged by unaffiliated
                          parties,   but  such  payment  shall  be
                          subordinated  to a return  of all of the
                          Limited partners' Capital Contributions,
                          plus  a  non-compounded  return  to  the
                          limited  partners  of 8%  per  annum  on
                          their Adjusted Capital Contributions.

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

Date: March 17, 2000

           TMP Land Mortgage Fund, Ltd.
         A California Limited Partnership

                    By: TMP Investments, Inc., a California Corporation
                        as Co-General Partner

                    By:      /S/ WILLIAM O PASSO
                       ----------------------------------
                          William O. Passo, President

                    By:      /S/ ANTHONY W THOMPSON
                       -----------------------------------
                          Anthony W. Thompson, Exec. VP



                    By: TMP Properties, a California General Partnership
                         as Co-General Partner

                    By:        /S/ WILLIAM O PASSO
                       --------------------------------------
                          William O. Passo, General Partner

                    By:       /S/ ANTHONY W THOMPSON
                       ---------------------------------------
                         Anthony W. Thompson, General Partner

                    By:       /S/ SCOTT E MCDANIEL
                       ----------------------------------------
                             Scott E. McDaniel, General Partner


                    By: JAFCO, Inc., a California Corporation as Chief Accounting Officer

                    By:      /S/ JOHN FONSECA
                       -------------------------------------------
                             John Fonseca, President