Form 10QSB/A
period 2000-03-31
TMP LAND MORTGAGE FUND LTD
filed 2000-05-22
CIK 872836

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 2000

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

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999, and Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and 1999 (b) the financial position at March 31, 2000 and (c) the cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                             March 31,              December 31,
                                              2000                     1999
                                          (unaudited)
                                          -----------              ------------
                           Assets
                           ------

Cash                                 $       141,620        $           178,234
Notes Receivable from Affiliate
(Note 6)                                     281,523                    346,038
Prepaid Expenses & Other                      22,699                     27,998
Other Receivables (Note 9)                    23,661                     23,661
Investments (Note 8)                         606,651                    607,439
Investment in Unimproved Land, Net        16,559,417                 16,352,585
                                     ----------------           ----------------

      Total Assets                   $    17,635,571        $        17,535,955
                                    =================       ====================


                        Liabilities and Partners Capital
                        --------------------------------

Accounts Payable & Other             $       451,067        $           806,413
Due to Affiliates (Notes 5 & 7)              165,653                    192,800
Franchise Taxes Payable                        3,200                        800
Property Taxes Payable (Note 10)           6,751,964                  6,301,117
Notes Payable (Note 11)                    2,362,321                  2,445,801
                                     ----------------           ----------------

      Total Liabilities                    9,734,205                  9,746,931
                                     ----------------           ----------------

Minority Interests (Note 12)                 937,222                    899,177
                                     ----------------           ----------------

General Partners                             (87,561)                   (88,304)
Limited Partners:  20,000 Equity
Units Authorized:
 15,715 Units Outstanding                  7,051,705                  6,978,151
                                     ----------------           ----------------


      Total Partners' Capital              6,964,144                  6,889,847
                                     ----------------           ----------------

      Total Liabilities and Partners'
 Capital                             $    17,635,571        $        17,535,955
                                     ================           ================




           See Accompanying Notes to Consolidated Financial Statements



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations

                                   (unaudited)

                                                    Three Months Ended
                                            March 31              March 31
                                               2000                     1999
                                        --------------            ----------

Property Sales                       $       1,777,069            $           0
Cost of Property Sales                       1,624,751                        0
                                       ---------------            -------------
         Net Gain on Property Sales            152,318                        0

Income

     Interest                                   11,466                   11,042
     Other                                         900                      900
                                       ---------------            -------------
         Total Income                           12,366                   11,942
                                       ---------------            -------------

Expenses

     Accounting & Financial Reporting           19,192                   24,075
     Loss on Investments                           802                    1,596
     General  & Administrative                   2,512                    1,681
     Interest                                        0                      216
     Outside Professional Services               9,496                    8,865
     Other                                      17,935                    1,304
                                       ---------------            -------------

         Total Expenses                         49,937                   37,737
                                       ---------------            -------------

Net Income (Loss) before Minority
Interests and Income Taxes                     114,747                  (25,795)

Minority Interests Gain (Loss) in
Consolidated Affiliates                        (38,050)                    (269)

State Franchise Tax                             (2,400)                  (2,400)
                                        ---------------            -------------

         Net Income (Loss)           $          74,297            $     (28,464)
                                       ===============             =============

Allocation of Net Income (Loss):

General Partners, in the Aggregate:  $             743            $        (284)
                                       ===============               ===========

Limited Partners, in the Aggregate:  $          73,554            $     (28,180)
                                       ===============             =============

Limited Partners, per Equity Unit:   $            4.68            $       (1.79)
                                       ===============             =============

           See Accompanying Notes to Consolidated Financial Statements



                           TMP LAND MORTGAGE FUND, LTD

                        A California Limited Partnership

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                        Three Months Ended
                                                    March 31           March 31
                                                   2000                  1999
                                              --------------         ----------

Cash Flows from Operating Activities:
  Net Income (Loss)                           $       74,297     $      (28,464)
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash
       Used In Operating Activities:
     Minority Interests in Consolidated
     Affiliates                                       38,833                 269
     Gain on Property Sales                         (152,318)                  0
     Accretion of Discounted Notes Receivable        (10,485)            (9,305)
     Other                                            17,935              1,304
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and Other             5,299              7,496
    Decrease in Other Receivables                          0              8,892
Increase in Franchise Tax Payable                      2,400                  0
    Increase in Property Taxes Payable                 4,628                  0
    Decrease in Accounts Payable & Other            (355,346)            (9,723)
                                               --------------     --------------

        Net Cash Used In Operating Activities       (374,757)           (29,531)

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales             1,777,069                  0
      Payment of Selling Expenses                   (12,782)                  0
      Increase in Land Development and
      Carrying Costs                              (1,390,517)          (727,812)
                                              --------------      --------------

        Net Cash Provided By (Used In)
        Investing Activities                         373,770           (727,812)

Cash Flows from Financing Activities:
      Net Proceeds from Affiliates                    47,853             13,198
      (Payments on ) Proceeds from Notes
      Payable                                        (83,480)           619,357
                                              --------------      --------------

        Net Cash (Used In) Provided By
       Financing Activities                          (35,627)           632,555
                                              --------------      --------------

Decrease in Cash                                     (36,614)          (124,788)

Cash, Beginning of Period                            178,234            416,098
                                              --------------      --------------

Cash, End of Period                           $      141,620     $      291,310
                                               =============      ==============


           See Accompanying Notes to Consolidated Financial Statements




                           TMP LAND MORTGAGE FUND, LTD

                        A California Limited Partnership

                  Consolidated Statements of Cash Flows, con't

                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                               $        0        $     1,600
                                                  ==========       =============

Cash Paid for Interest                            $   73,697        $    25,590
                                                  ==========        ============

Other Disclosures:
------------------
Non-cash investing activities during the three months ended March 31, 2000 and 1999 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $446,219 and $395,755, respectively.

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                 March 31, 2000

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

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid investments with maturity of three months or less to be cash equivalents. During the normal course of its business, the Partnership accumulates cash and maintains deposits at various banks. Occasionally, the cash deposit at a particular bank may exceed the federally insured limit. Any accounting loss or cash requirement resulting from the failure of a bank would be limited to such excess amounts.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)

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

Note 2 - Organization of the Partnership

The Partnership was formed on November 15, 1991 of which, TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) are the general partners ("General Partners"). The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

                                 March 31, 2000

                                   (unaudited)

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

Note 3 - Partners' Contributions

The Partnership raised capital through a public offering of limited partnership units ("Unit(s)") at $1,000 per Unit. The minimum offering size was 1,000 Units or $1,000,000. The maximum offering size was 20,000 Units or $20,000,000. As of April 21, 1994, 15,715 Units were sold for total capital contributions of $15,715,000 and the offering was closed.

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

No distributions were made during the periods presented.

Note 5 - Related Party Transactions

TMP Homes, LLC (TMP Homes), managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. TMP Homes paid $165,000 to Sun City and $24,000 to Remington as an advance for fees. Remington paid back these funds during the three-month period ended March 31, 2000. Sun City will pay back these funds as proceeds are received on properties sold. These funds due are recorded in the Consolidated Balance Sheets in Due to Affiliates.

See Note 2 regarding information on management of the Partnership during 2000.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)

Note 6 - Notes Receivable from Affiliate

In  November,  1996,  the  Partnership  sold a  parcel  of land  (including  the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LTD (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships' original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. The Partnership recognized a $127,000 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. In 1998, the Partnership loaned an additional $165,000 to MIP for a five year period without interest (and discounted the note at 12%) and recognized approximately $73,000 as a charge to operations due to the non-interest bearing terms of the note. On March 31, 2000 MIP paid the Partnership $75,000 to paydown the notes receivable balances. After this receipt of payment and as of March 31, 2000, the two notes receivable balances totaled $281,523. The Partnership accreted interest income on these notes during the three-month period ended March 31, 2000 of $10,485 which is included as interest income on the Consolidated Statements of Operations.

In April 2000, MIP paid the Partnership $283,189 to payoff the notes receivable balances including interest income earned by the Partnership for the period from April 1, 2000 to the payoff date of April 18, 2000.

Note 7 - Agreements with PacWest Inland Empire, LLC ("PacWest")

In April 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, a Delaware Limited Liability Company, whereby PacWest paid the General Partners and ten other related partnerships (the TMP Land Partnerships) a total of $300,000 and agreed to pay up to an additional 300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership and the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, accrued property taxes and appropriate entitlement costs.

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land


                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)

Partnerships will not be limited to a maximum of $2,500,000.

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.
PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2000, the Partnership owes PacWest
$653 related to the aforementioned agreements.

Note 8 - Investments

The following is a summary of the investments of the Partnership as of March 31:

                                                           2000          1999
                                                         --------      --------

       TMP Flowerfield - San Jacinto, LLC (Flowerfield)
                                                       $   106,651  $   107,439
       Peppertree Park, LLC (Peppertree)                   500,000      500,000
                                                       -----------  ------------

                                                       $   606,651  $   607,439
                                                       ===========  ============

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

Note 9 - Other Receivables

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC which was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount is included in other receivables in the Consolidated Balance Sheets at March 31, 2000 and December 31, 1999.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)

Note 10 - Property Taxes Payable

As of March 31, 2000 and December 31, 1999, approximately $6,747,336 and $6,301,117, respectively, of property taxes is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance. The remaining property taxes payable amount included in the Consolidated Balance Sheet as of March 31, 2000, relates to current property taxes due in April 2000 on all other partnership properties.

Note 11 - Notes Payable

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan for Phase I construction with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of March 31, 2000 and December 31, 1999, Sun City has a principal balance due on the note of $28,968 and $137,500,respectively. Interest paid for the three-month period ended March 31, 2000 was approximately $4,655. In June 1999, Sun City entered into a second promissory note agreement for Phase II construction loan with the same bank. The maximum loan amount is $4,119,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of March 31, 2000, Sun City has a principal balance due on the note of $258,933. Interest paid for the three-month period ended March 31, 2000 was approximately $27,708.

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maturity date of the note is December 10, 2000. The maximum loan amount is $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. As of March 31, 2000, Remington has a principal balance due on the note of $2,074,420. Interest paid for the three-month period ended March 31, 2000 was approximately $41,334.

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

In June 1999, the Partnership contributed approximately $206,000 to Sun City to pay down the construction loan and the Partnership incurred a loss of approximately $51,500 (25%) on this contribution which is included in Minority
Interests in Consolidated Affiliates in the Consolidated Statements of Operations for


                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)

the year ended  December 31, 1999. In addition,  income of $38,250 and a loss of
$200  related to Sun City and  Remington's  operations  are included in Minority
Interests  in  Consolidated   Affiliates  in  the  Consolidated   Statements  of
Operations for the period ended March 31, 2000.

Note 13 - Sale of Properties

During the three-month  period ended March 31, 2000 Sun City sold thirteen lots.
The following is a summary of the properties sold:

         Income from Sale of Properties                      $        1,777,069

         Cost of Properties                                           1,611,970
         Marketing & Selling Costs                                       12,781
                                                              ------------------
         Total Costs                                                  1,624,751
                                                              ------------------

         Gain on Sale of Properties                          $          152,318
                                                              ==================

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 March 31, 2000

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

RESULTS OF OPERATIONS
---------------------

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto and with the Partnerships' audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999.

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

                                 March 31, 2000

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations.

During the year ended December 31, 1999, Sun City sold twenty-three lots. The following is a summary of the properties sold:


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
                                                             ==================




                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 March 31, 2000

During the three-month  period ended March 31, 2000 Sun City sold thirteen lots.
The following is a summary of the properties sold:

         Income from Sale of Properties                      $        1,777,069

         Cost of Properties                                           1,611,970
         Marketing & Selling Costs                                       12,781
                                                             ------------------
         Total Costs                                                  1,624,751
                                                             ------------------

         Gain on Sale of Properties                          $          152,318
                                                             ==================

During the three month periods ended March 31, 2000 and 1999, approximately $11,500 and $11,000, respectively, of interest income was earned. The majority of interest was earned from the notes receivable from affiliate approximately $10,485 and $9,600, respectively. In addition, approximately $1,015 and $1,400 of interest was earned on funds held for the three month periods ended March 31, 2000 and 1999, respectively.

Total expenses for the three month period ended March 31, 2000 compared with the three month period ended March 31, 1999, increased by approximately $12,000, due primarily to increases in Other Expenses. Other expenses of $17,935, includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale. This increase was partially offset by a decrease in Accounting and Financial Reporting expenses.

A net loss of approximately $38,000 is recorded in Minority Interests in Consolidated Affiliates for the period ended March 31, 2000.

Investing activities for the three month period ended March 31, 1999 used approximately $728,000 of cash mainly to pay for development and for carrying costs of the land held for investment. Investing activities for the three-month period ended March 31, 2000 provided approximately $374,000 of cash to the Partnership. The Partnership used $12,782 to pay for certain selling expenses relating to the sale of properties during the three month period ended March 31, 2000. In addition, the Partnership used approximately $1,390,500 for the payment of certain development and carrying costs of the land held for investment This use of funds was more than offset by the funds provided by the Partnership of approximately $1,777,000 from the sale of these properties.

Financing activities for the three-month period ended March 31, 1999 include proceeds of approximately $619,357 relating to borrowings on the construction loans. Proceeds for the three-month period ended March 31, 1999 also include affiliate advances of $13,198 from TMP Homes. Financing activities for the three month period ended March 31, 2000 used $83,480 to paydown the construction loans. In addition, payments of $27,147 were made to TMP Homes to pay back certain advances and $75,000 was received from MIP to reduce the Notes Receivable due from Affiliate balance.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 March 31, 2000

The Partnership had three properties as of March 31, 2000 that are being held for appreciation and resale. Remington and Sun City are holding two additional parcels for development and future sale of residential units. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The following is an update of the foreclosed properties status from the information documented in the December 31, 1999 10-KSB:

     TMP Flowerfield, LLC - The foreclosed San Jacinto properties (located in the County of Riverside, California) have substantial Mello-Roos assessments and property tax delinquencies. An Installment Payment Plan (five-year payment plan) with the County of Riverside Tax Collector was begun in June 1999 to avoid the property being sold at a tax sale. An installment payment was due on April 10, 2000, however, it was decided not to pay the installment. In the meantime, the General Partners are attempting both to have the Mello-Roos bonds restructured and/or the penalties reduced, and sell the property by aggressively marketing the six tracts.

     Fox-Olson Loan #1 - 2.14 acres of this property were sold in July 1999 for a sales price of $279,655. The Partnership recorded a net gain on the sale of approximately $18,000. An offer on the remaining acres is being negotiated currently for a purchase price of $1,900,000.

     Sunset Crossing I Loan - An offer is being negotiated currently for a purchase price of $2,750,000.

     TMP Remington, LLC - The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on the site. During 1999, and in accordance with the LLC Member Agreement, the Partnership contributed this property to the LLC for a predetermined value of $1,638,000. Phase I will consist of 48 production homes, 4 models and one parking lot. Phase II will consist of 43 production homes. Phase III will consist of 38 production homes and Phase IV will consist of 50 production homes. Grading, Sewer, Water and all other underground utilities have been completed for Phase I, II and III. has been completed on Phase I and part of Phase II. Phase I construction began in the third quarter of 1999 upon obtaining financing in July 1999. All 29 homes of the first releases of Phase I have been reserved by prospective buyers. The remaining 19 homes of Phase I will begin before the end of 2000. The Grand Opening for the model complex is expected in October 2000.

     TMP Homes Flowerfield - Sun City, LLC - The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on this site. Phase I will consist of 11 production homes and 2 models. Phase II will consist of 17 production homes. Phase III will consist of 15 production homes. Phase I and Phase II construction were completed in 1999. Phase III construction was completed in 2000. During the year ended December 31, 1998, and in accordance with the LLC Member Agreement, the Partnership contributed this property to the LLC for a predetermined value of $420,000.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 March 31, 2000

    The following is a summary of home sales:

      Phase I                                   13 homes sold
      -------------------------------------------------------
      Phase II                                  17 homes sold
      -------------------------------------------------------
      Phase III                                   6 homes sold  & 9 homes unsold
      --------------------------------------------------------------------------

     The 1.84 acres of this property was sold in July 1999 for a sales price of $100,000.

No other significant activity or changes have occurred in the Partnership properties.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Partnership had cash on hand of approximately $142,000. All other proceeds from the sale of Units and property have been invested in the making of loans, working capital reserves, or have been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

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

The Partnership does not intend to make any new land loans with existing or future partnership cash. At March 31, 2000, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $500,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represents a 20% investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to partners except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of March 31, 2000, the Partnership had sufficient cash reserves for the next twelve months.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 March 31, 2000

In April 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships will not be limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest is paid a fee of $24,588 annually for its administrative services.

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan for Phase I construction with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of March 31, 2000 and December 31, 1999, Sun City has a principal balance due on the note of $28,968 and $137,500,respectively. Interest paid for the three-month period ended March 31, 2000 was approximately $4,655. In June 1999, Sun City entered into a second promissory note agreement for Phase II construction loan with the same bank. The maximum loan amount is $4,119,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. As of March 31, 2000, Sun City has a principal balance due on the note of $258,933. Interest paid for the three-month period ended March 31, 2000 was approximately $27,708.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                 March 31, 2000

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maturity date of the note is December 10, 2000. The maximum loan amount is $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. As of March 31, 2000 and December 31, 1999, Remington has a principal balance due on the note of $2,074,419 and $1,247,719, respectively. Interest paid for the three month period ended March 31, 2000 and the year ended December 31, 1999 was approximately $41,334 and $22,417, respectively.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material manner.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 18, 2000

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