Form 10QSB/A
period 2000-06-30
TMP LAND MORTGAGE FUND LTD
filed 2000-08-18
CIK 872836

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of

                       The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999, Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999, and Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999 (b) the financial position at June 30, 2000 and (c) the cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                               June 30,             December 31
                                               2000                     1999
                                            (unaudited)            ____________
                                         --------------

                                     Assets

Cash                                    $        580,988       $        178,234
Notes Receivable from Affiliate (Note 6)               0                346,038
Prepaid Expenses & Other                          36,661                 37,998
Other Receivables (Note 9)                        13,661                 13,661
Investments (Note 8)                             607,439                607,439
Investment in Unimproved Land, Net            17,411,354             16,352,585
                                        ----------------       ----------------

      Total Assets                      $     18,650,103       $     17,535,955
                                        ================       ================


                        Liabilities and Partners' Capital

Accounts Payable & Other                $        647,066       $        806,413
Due to Affiliates (Notes 5 & 7)                   26,139                192,800
Franchise Taxes Payable                              800                    800
Property Taxes Payable (Note 10)               7,196,159              6,301,117
Notes Payable (Note 11)                        3,118,579              2,445,801
                                        ----------------       ----------------

      Total Liabilities                       10,988,743              9,746,931
                                        ----------------       ----------------

Minority Interests (Note 12)                     882,463                899,177
                                        ----------------       ----------------

General Partners                                 (89,413)               (88,304)
Limited Partners:  20,000 Equity Units
Authorized: 15,715 Units Outstanding           6,868,310              6,978,151
                                        ----------------       ----------------


      Total Partners' Capital                  6,778,897              6,889,847
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $     18,650,103       $     17,535,955
                                        ================       ================




           See Accompanying Notes to Consolidated Financial Statements



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations

                                   (unaudited)

                                                       Three Months Ended
                                                June 30,                June 30,
                                                  2000                   1999
                                           --------------            ----------

Property Sales                          $      1,071,240       $      1,169,262
Cost of Property Sales                        (1,269,921)            (1,129,973)
                                          ---------------          -------------
         Net (Loss) Gain on Property Sales      (198,681)                39,289

Income

     Interest                                      5,365                 10,536
     Other                                         1,850                    900
                                         ---------------           -------------
         Total (Loss) Income                    (191,466)                50,725
                                         ---------------           -------------

Expenses

     Accounting & Financial Reporting              5,775                 57,804
     General  & Administrative                     1,062                  3,139
     Interest                                          0                    445
     Outside Professional Services                18,007                 8,865
     Other                                         5,642                 20,910
                                         ---------------          -------------

         Total Expenses                           30,486                 91,163
                                         ---------------          -------------

Net Loss before Minority Interests and
Income Taxes                                    (221,952)               (40,438)

Minority Interests Gain (Loss) in
Consolidated Affiliates                           42,694                (61,354)

State Franchise & Other Taxes                     (5,990)                     0
                                         ---------------           -------------

         Net Loss                       $       (185,248)      $       (101,792)
                                         ===============           =============

Allocation of Net Loss:

General Partners, in the Aggregate:     $           (185)      $         (1,018)
                                         ===============             ===========

Limited Partners, in the Aggregate:     $       (185,063)      $       (100,774)
                                         ===============             ===========

Limited Partners, per Equity Unit:      $         (11.78)      $          (6.41)
                                         ===============             ===========


           See Accompanying Notes to Consolidated Financial Statements



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                      Consolidated Statements of Operations

                                   (unaudited)

                                                        Six Months Ended
                                                June 30,              June 30,
                                                  2000                 1999
                                              --------------          ----------

Property Sales                          $      2,999,699       $      1,169,262
Cost of Property Sales                        (3,059,715)            (1,129,973)
                                          --------------           -------------
         Net Gain (Loss) on Property Sales       (60,016)                39,289

Income

     Interest                                     16,831                 21,578
     Other                                         4,107                  1,800
                                         ---------------           -------------
         Total Income (Loss)                     (39,078)                62,667
                                         ---------------           -------------

Expenses

     Accounting & Financial Reporting             24,490                 81,877
     General  & Administrative                     4,931                  6,418
     Interest                                          0                    661
     Outside Professional Services                27,978                 17,730
     Other                                        23,577                 22,215
                                         ---------------           -------------

         Total Expenses                           80,976                128,901
                                         ---------------           -------------

Net Loss before Minority Interests and
Income Taxes                                    (120,054)               (66,234)

Minority Interests Gain (Loss) in
Consolidated Affiliates                           16,694                (61,621)

State Franchise & Other Taxes                     (7,590)                (2,400)
                                         ----------------          -------------

         Net Loss                       $       (110,950)      $       (130,255)
                                         ================          =============

Allocation of Net Loss:

General Partners, in the Aggregate:     $         (1,109)      $         (1,303)
                                         ================            ===========

Limited Partners, in the Aggregate:     $       (109,841)      $       (128,952)
                                         ================          =============

Limited Partners, per Equity Unit:      $          (6.99)      $          (8.21)
                                         ================          =============


           See Accompanying Notes to Consolidated Financial Statements



                           TMP LAND MORTGAGE FUND, LTD

                        A California Limited Partnership

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                             Six Months Ended
                                                       June 30,         June 30,
                                                         2000              1999
                                                     --------------   ----------

Cash Flows from Operating Activities:
  Net Loss                                          $  (110,950)    $  (130,255)
  Adjustments to Reconcile Net Loss to Net Cash
       (Used In) Provided By Operating Activities:
     Minority Interests in Consolidated Affiliates      (16,714)         61,622
     (Loss)/Gain on Property Sales                      (60,016)         39,289
     Accretion of Discounted Notes Receivable           (12,151)        (18,893)
     Other                                               23,577          22,215
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and Other                1,336          10,681
    Decrease in Other Receivables                             0           8,892
    Increase in Due to Affiliates                             0          19,066
    (Decrease) Increase in Accounts Payable & Other    (159,347)         50,277
                                                     -----------     -----------

        Net Cash (Used In) Provided By Operating
        Activities                                     (334,265)         62,894
                                                     -----------    ------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales                2,999,699       1,162,262
      Payment of Selling Expenses                       (15,149)       (25,860)
      Increase in Land Development and Carrying
      Costs                                          (3,111,837)     (1,955,360)
                                                     -----------    ------------

        Net Cash Used In Investing Activities          (127,287)       (818,958)
                                                     -----------     -----------

Cash Flows from Financing Activities:
      Net Proceeds from Affiliates                      191,528         260,000
      Net Proceeds from Notes Payable                   672,778          95,410
                                                     -----------     -----------

        Net Cash Provided By Financing Activities       864,306         355,410
                                                     -----------     -----------

Increase (Decrease) in Cash                             402,754        (400,654)

Cash, Beginning of Period                               178,234         416,098
                                                     -----------     -----------

Cash, End of Period                                 $   580,988     $    15,444
                                                     ===========    ============


           See Accompanying Notes to Consolidated Financial Statements




                           TMP LAND MORTGAGE FUND, LTD

                        A California Limited Partnership

                  Consolidated Statements of Cash Flows, con't

                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                 $     7,590     $     1,600
                                                    ============== =============

Cash Paid for Interest                              $   199,798     $    60,796
                                                    ==============  ============

Other Disclosures:

Non-cash investing activities during the six months ended June 30, 2000 and 1999 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $895,042 and $603,214, respectively.

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                  June 30, 2000

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

Principles of Consolidation - The consolidated  financial statements include the
----------------------------
accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and TMP Homes Flowerfield-Sun City, LLC (Sun City). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - For purposes of the Consolidated  Statements of Cash
-------------------------
Flows, the Partnership considers all highly liquid investments with maturity of three months or less to be cash equivalents. During the normal course of its business, the Partnership accumulates cash and maintains deposits at various banks. Occasionally, the cash deposit at a particular bank may exceed the federally insured limit. Any accounting loss or cash requirement resulting from the failure of a bank would be limited to such excess amounts.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                  June 30, 2000

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

                                  June 30, 2000

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

Note 5 - Related Party Transactions

TMP Homes, LLC (TMP Homes), managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. TMP Homes paid $165,000 to Sun City and $24,000 to Remington as an advance for fees. Remington paid back these funds during the six-month period ended June 30, 2000. As of June 30, 2000, Sun City owes TMP Homes $25,500 and will pay back these funds as proceeds are received on properties sold. These funds due are recorded in the Consolidated Balance Sheets in Due to Affiliates.

See Note 2 regarding information on management of the Partnership during 2000.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                  June 30, 2000

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

As of June 30, 2000 MIP has repaid the Partnership in full. The Partnership accreted interest income on these notes during the six-month period ended June 30, 2000 of $12,151 which is included in interest income in the Consolidated Statements of Operations.

Note 7 - Agreements with PacWest Inland Empire, LLC ("PacWest")

In April 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, a Delaware Limited Liability Company, whereby PacWest paid the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships) a total of $300,000 and agreed to pay up to an additional 300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                  June 30, 2000

                                   (unaudited)

Note 7 - Agreements with PacWest Inland Empire, LLC ("PacWest") (continued)

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.
PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2000, the Partnership owes PacWest $639 related to the aforementioned agreements.

Note 8 - Investments

The following is a summary of the investments of the Partnership as of June 30:


                                                   2000                 1999
                                                   ----                 ----


             TMP Flowerfield - San Jacinto,
             LLC (Flowerfield)                 $   107,439       $      107,439
             Peppertree Park, LLC (Peppertree)     500,000              500,000
                                              -------------        -------------

                                               $   607,439       $      607,439
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

Note 9 - Other Receivables

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC which was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount is included in other receivables in the Consolidated Balance Sheets at June 30, 2000 and December 31, 1999.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                  June 30, 2000

                                   (unaudited)

Note 10 - Property Taxes Payable

As of June 30, 2000 and December 31, 1999, approximately $7,196,159 and $6,301,117, respectively, of property taxes is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance.

Note 11 - Notes Payable

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan for Phase I construction with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. Sun City paid off the loan in full on May 15, 2000. As of June 30, 2000 and December 31, 1999, Sun City has a principal balance due on the note of $0 and $154,306,respectively. Interest paid for the six-month period ended June 30, 2000 was $9,051 and has been capitalized. In June 1999, Sun City entered into a second promissory note agreement for Phase II construction loan with the same bank. The maximum loan amount is $4,119,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. Sun City paid off the loan in full on May 15, 2000. As of June 30, 2000 and December 31, 1999, Sun City has a principal balance due on the note of $0 and $1,043,776. Interest paid for the six-month period ended June 30, 2000 was $40,687 and has been capitalized.

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maturity date of the note is December 10, 2000. The maximum loan amount is $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. As of June 30, 2000, Remington has a principal balance due on the note of $3,118,579. Interest paid for the six-month period ended June 30, 2000 was $150,060 and has been capitalized.

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



                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements

                                  June 30, 2000

                                   (unaudited)

Note 12 - Minority Interests (continued)

the year ended December 31, 1999. In addition, a loss of $16,494 and $200 related to Sun City and Remington's operations, respectively, are included in Minority Interests in Consolidated Affiliates in the Consolidated Statements of
Operations for the six-month period ended June 30, 2000.

Note 13 - Sale of Properties

During the six-month period ended June 30, 2000 Sun City sold sixteen lots. The following is a summary of the properties sold:


         Income from Sale of Properties                      $        2,999,699

         Cost of Properties                                           3,044,566
         Marketing & Selling Costs                                       15,149
                                                             ------------------
         Total Costs                                                  3,059,715
                                                             ------------------

         Loss on Sale of Properties                          $         (60,016)
                                                             ==================

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                  June 30, 2000

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

                                  June 30, 2000

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
                                                             ==================




                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                  June 30, 2000

During the six-month period ended June 30, 2000 Sun City sold sixteen lots. The following is a summary of the properties sold:


         Income from Sale of Properties                      $        2,999,699

         Cost of Properties                                           3,044,566
         Marketing & Selling Costs                                       15,149
                                                             ------------------
         Total Costs                                                  3,059,715
                                                             ------------------

         Loss on Sale of Properties                          $         (60,016)
                                                             ==================

During the three-month periods ended June 30, 2000 and 1999, $5,365 and $10,536, respectively, of interest income was earned, of which $1,666 and $9,587, respectively, was earned from the notes receivable from affiliate. During the six-month periods ended June 30, 2000 and 1999, $16,831 and $21,578, respectively, of interest income was earned of which, $12,151 and $18,892 respectively was earned from the notes receivable from affiliate.

Total expenses for the three month period ended June 30, 2000 compared with the three month period ended June 30, 1999, decreased by approximately $61,000, due primarily to decreases in Accounting & Financial Reporting, and Other Expenses. These decreases were partially offset by an increase of approximately of $9,000 in Outside Professional Services. Accounting & Financial Reporting decreases are directly related to the restatement of financial statements in prior years. Other expenses of $5,642, includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale. Increases in Outside Professional Services are primarily related to certain legal fees paid by the Partnership and Sun City during the three month period ended June 30, 2000.

Total expenses for the six month period ended June 30, 2000 compared with the six month period ended June 30, 1999, decreased by approximately $48,000, due primarily to decreases in Accounting & Financial Reporting. These decreases were partially offset by increases in Outside Professional Services & Other. Accounting & Financial Reporting decreases are directly related to the restatement of financial statements in prior years. Other expenses of $23,577, includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale. During the six-month period ended June 30, 2000 PacWest contracted with a consultant to provide the Partnership with certain property management expertise. The increases in Outside Professional Services are primarily related to certain legal fees paid by the Partnership and Sun City during the three month period ended June 30, 2000.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                  June 30, 2000

Net gains of approximately $43,000 and $17,000 are recorded in Minority Interests in Consolidated Affiliates for the three and six-month periods ended June 30, 2000.

Investing activities for the six-month period ended June 30, 1999 used approximately $780,000 of cash mainly to pay for development and for carrying costs of the land held for investment. Investing activities for the six-month period ended June 30, 2000 used $127,287 of cash of the Partnership. The Partnership used $15,149 to pay for certain selling expenses relating to the sale of properties during the six month period ended June 30, 2000. In addition, the Partnership used approximately $3,112,000 for the payment of certain development and carrying costs of the land held for investment. This use of funds was partially offset by the funds provided by the Partnership of approximately $3,000,000 from the sale of these properties.

Financing activities for the six-month period ended June 30, 1999 include proceeds of approximately $95,000 relating to borrowings on the construction loans and proceeds of $260,000 from advances from TMP Homes. Financing activities for the six month period ended June 30, 2000 provided approximately $673,000 from borrowings on the construction loans. In addition, payments of $166,661 were made to TMP Homes to pay back certain advances and $346,038 was received from MIP to pay off the Notes Receivable due from Affiliate balance.

The Partnership had three properties as of June 30, 2000 that are being held for appreciation and resale. Remington and Sun City are holding two additional parcels for development and future sale of residential units. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The following is an update of the foreclosed properties status from the December 31, 1999 10-KSB report:

     TMP Flowerfield, LLC - The foreclosed San Jacinto properties have substantial Mello-Roos assessments and property tax delinquencies. An Installment Payment Plan (five-year payment plan) with the County of Riverside Tax Collector was begun in June 1999 to avoid the property being sold at a tax sale. An installment payment was due on April 10, 2000; however, it was decided not to pay the installment. In the meantime, the General Partners are attempting both to have the Mello-Roos bonds restructured and/or the penalties reduced, and sell the property by aggressively marketing the six tracts.

     Fox-Olson Loan #1 - 2.14 acres of this property were sold in July 1999 for a sales price of $279,655. The Partnership recorded a net gain on the sale of approximately $18,000. The property is currently in escrow for a purchase price of $1,900,000. The escrow period is for six months with a projected closing date of January 15, 2001. The escrow allows the buyer the possibility of six additional 30-day extensions, after the initial six-month escrow. If the buyer requests all of the six extension periods, the escrow will close in July 2001.

     Sunset Crossing I Loan - The property is currently in escrow for $2,750,000. The escrow period has an estimated closing date of June 17, 2002.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                  June 30, 2000

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

         The following is a summary of home sales:

                Phase I                                   13 homes sold
                -------------------------------------------------------
                Phase II                                  17 homes sold
                -------------------------------------------------------
                Phase III                                 13 homes sold
                                                       & 2 homes unsold
                -------------------------------------------------------

     The 1.84 acres of this property was sold in July 1999 for a sales price of $100,000.

No other significant activity or changes have occurred in the Partnership properties.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Partnership had cash on hand of approximately $581,000. All other proceeds from the sale of Units and property have been invested in the making of loans, working capital reserves, or have been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                  June 30, 2000

The Partnership does not intend to make any new land loans with existing or future partnership cash. At June 30, 2000, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $500,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represents a 20% investment in the project. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to partners except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of June 30, 2000, the Partnership had sufficient cash reserves for the next twelve months.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships will not be limited to a maximum of $2,500,000.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                                  June 30, 2000

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan for Phase I construction with a bank. Sun City paid off the loan in full on May 15, 2000. In June 1999, Sun City entered into a second promissory note agreement for Phase II construction loan with the same bank. Sun City paid off the loan in full on May 15, 2000.

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

Date:  August 18, 2000

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