Form 10QSB/A
period 2000-09-30
TMP LAND MORTGAGE FUND LTD
filed 2000-11-15
CIK 872836

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
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

Consolidated  Balance  Sheets as of  September  30, 2000 and  December 31, 1999,
Consolidated  Statements  of  Operations  for the  three and nine  months  ended
September 30, 2000 and 1999, and  Consolidated  Statements of Cash Flows for the
nine months ended September 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal  recurring  nature  necessary for a fair  statement of (a) the results of operations  for the three and nine months ended  September 30, 2000 and 1999 (b)
the financial position at September 30, 2000 and (c) the cash flows for the nine months ended  September 30, 2000 and 1999.  Interim  results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                    September 30,   December 31,
                                                         2000            1999
                                                      (unaudited)
                                                    ____________    ____________

                                 Assets

Cash ...................................             $    920,041   $   178,234
Notes Receivable from Affiliate (Note 6)                        0       346,038
Prepaid Expenses & Other ...............                   85,359        37,998
Other Receivables (Note 9) .............                   13,661        13,661
Investments (Note 8) ...................                  607,439       607,439
Investment in Unimproved Land, Net .....               17,771,443    16,352,585
                                                       ----------    ----------

      Total Assets .....................             $ 19,397,943   $17,535,955
                                                     ============   ============

                        Liabilities and Partners' Capital

Accounts Payable & Other .........................   $    710,128    $  806,413
Due to Affiliates (Notes 5 & 7) ..................         40,888       192,800
Franchise Taxes Payable ..........................            800           800
Property Taxes Payable (Note 10) .................      7,105,978     6,301,117
Notes Payable (Note 11) ..........................      4,334,256     2,445,801
                                                     ------------    -----------

      Total Liabilities ..........................     12,192,050     9,746,931
                                                     ------------    -----------

Minority Interests (Note 12) .....................        761,253       899,177
                                                     ------------    -----------

General Partners .................................        (92,756)      (88,304)
                                                     ------------    -----------
Limited Partners:  20,000 Equity Units Authorized:
 15,715 Units Outstanding ........................      6,537,396     6,978,151
                                                     ------------    -----------

      Total Partners' Capital ....................      6,444,640     6,889,847
                                                      -----------    -----------

      Total Liabilities and Partners' Capital ....   $ 19,397,943   $17,535,955
                                                     ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended
                                                       September 30, September 30,
                                                            2000            1999

Property Sales                                       $    514,140   $     507,770
Cost of Property Sales                                   (871,898)       (472,846)
                                                     ------------   --------------

         Net (Loss) Gain on Property Sales               (357,758)         34,924

Income
     Interest                                               6,475          10,798
     Other                                                  1,200           1,800
                                                     ------------    ------------

         Total (Loss) Income                             (350,083)         47,522
                                                     ------------    ------------

Expenses
     Accounting & Financial Reporting                       7,677          12,889
     General  & Administrative                              2,661           3,083
     Manager Profit Participation                           3,750          24,985
     Interest                                                   0           1,483
     Outside Professional Services                         10,311          11,618
     Other                                                 80,584           5,613
                                                      -----------    ------------

         Total Expenses                                   104,983          59,671
                                                      -----------    ------------

Net Loss before Minority Interests and Income Taxes      (455,066)        (12,149)

Minority Interests Gain (Loss) in Consolidated
Affiliates                                                120,809        (450,646)

State Franchise & Other Taxes                                   0               0
                                                      -----------    ------------

         Net Loss                                    $   (334,257)  $    (462,795)
                                                     =============  =============

Allocation of Net Loss:

General Partners, in the Aggregate:                  $     (3,343)  $      (4,628)
                                                     ============   =============

Limited Partners, in the Aggregate:                  $   (330,914)  $    (458,167)
                                                     ============   =============

Limited Partners, per Equity Unit:                   $     (21.05)  $      (29.15)
                                                     ============   =============

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                             Nine months Ended
                                                        September 30, September 30,
                                                            2000           1999

Property Sales                                       $  3,513,839   $   1,677,032
Cost of Property Sales                                 (3,926,254)     (1,602,819)
                                                      ------------   ------------
         Net Gain (Loss) on Property Sales               (412,415)         74,213

Income
     Interest                                              23,305          32,377
     Other                                                  5,307           3,600
                                                       ----------    ------------

         Total Income (Loss)                             (383,803)        110,190
                                                       ----------    ------------

Expenses
     Accounting & Financial Reporting                      31,832          93,106
     General  & Administrative                             13,668           9,501
     Manager Profit Participation                           3,750          24,985
     Interest                                                   0           2,144
     Outside Professional Services                         38,308          31,008
     Other                                                104,161          27,828
                                                       ----------     -----------

         Total Expenses                                   191,719         188,572
                                                       ----------     -----------

Net Loss before Minority Interests and Income Taxes      (575,522)        (78,382)

Minority Interests Gain (Loss) in Consolidated
Affiliates                                                137,905        (512,267)

State Franchise & Other Taxes                              (7,590)         (2,400)
                                                     -------------   ------------

         Net Loss                                    $   (445,207)  $    (593,049)
                                                     ============   =============

Allocation of Net Loss:

General Partners, in the Aggregate:                  $     (4,452)  $      (5,930)
                                                     ============   =============

Limited Partners, in the Aggregate:                  $   (440,755)  $    (587,119)
                                                     ============   ==============

Limited Partners, per Equity Unit:                   $     (28.04)  $      (37.36)
                                                     ============   ==============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                Nine months Ended
                                                         September 30, September 30,
                                                            2000             1999
                                                         ____________  ____________

Cash Flows from Operating Activities:
  Net Loss                                           $   (445,207)  $    (593,049)
  Adjustments to Reconcile Net Loss to Net Cash
       (Used In) Provided By Operating Activities:
     Minority Interests in Consolidated Affiliates       (137,924)        452,242
     (Loss)Gain on Property Sales                         412,415         (74,213)
     Accretion of Discounted Notes Receivable             (12,151)        (28,770)
     Other                                                104,161          27,828
  Changes in Assets and Liabilities:
    Increase in Prepaid Expenses and Other                (47,361)        (20,065)
    Decrease in Other Receivables                               0           8,892
    Increase in Due to Affiliates                               0          (3,267)
    (Decrease) Increase in Accounts Payable & Other       (96,285)        122,767
                                                       ----------      ----------

        Net Cash (Used In) Provided By Operating
Activities                                               (222,352)       (107,635)
                                                       ----------      ----------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales                  3,513,839       1,677,032
      Payment of Selling Expenses                          (9,789)        (55,691)
      Increase in Land Development and Carrying
      Costs                                            (4,634,623)     (3,335,570)
                                                       ----------     -----------

        Net Cash Used In Investing Activities          (1,130,573)     (1,714,229)
                                                       ----------      ----------

Cash Flows from Financing Activities:
      Net Proceeds from Affiliates                        206,277         192,800
      Net Proceeds from Notes Payable                   1,888,455       1,505,534

        Net Cash Provided By Financing Activities       2,094,732       1,698,334
                                                        ---------       ---------

Increase (Decrease) in Cash                               741,807        (123,530)

Cash, Beginning of Period                                 178,234         416,098
                                                        ---------      ----------

Cash, End of Period                                $      920,041   $     292,568
                                                       ==========       =========

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                  Consolidated Statements of Cash Flows, con't
                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                  $      7,590   $       1,600
                                                     ============   =============

Cash Paid for Interest                               $    254,788   $      95,704
                                                     ============   =============

Other Disclosures:
Non-cash  investing  activities  during the nine months ended September 30, 2000 and 1999  consisted  of an  increase  in the  carrying  costs of  Investment  in
Unimproved  Land  equal to  additional  property  tax  liabilities  incurred  of
$804,861 and $1,040,280, respectively.

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                               September 30, 2000
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
                               September 30, 2000
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
                               September 30, 2000
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

Note 5 - Related Party Transactions

TMP Homes, LLC (TMP Homes),  managing member of Remington,  paid $17,800 of bank loan fees on behalf  of  Remington.  TMP  Homes  paid  $165,000  to Sun City and
$38,500 to Remington as an advance for fees. Remington paid back all but $14,500 of these funds during the six-month  period ended June 30, 2000. As of September
30,  2000,  Sun City owes TMP Homes  $25,500  and will pay back  these  funds as proceeds are received on  properties  sold.  These funds due are recorded in the
Consolidated Balance Sheets in Due to Affiliates.

See Note 2 regarding information on management of the Partnership during 2000.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                               September 30, 2000
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

As of September 30, 2000 MIP has repaid the Partnership in full. The Partnership accreted  interest  income on these notes  during the  nine-month  period  ended
September  30,  2000 of $12,151,  which is  included  in interest  income in the
Consolidated Statements of Operations.

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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                               September 30, 2000
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
PacWest will charge a fee for its administrative services equal to an amount not to exceed the average  reimbursements  to the General Partners for such services over the past five years. As of September 30, 2000, the Partnership owes PacWest
$888 related to the aforementioned agreements.

Note 8 - Investments

The following is a summary of the investments of the Partnership as of September
30:

                                                            2000           1999
                                                          -------        --------

           TMP Flowerfield - San Jacinto, LLC
           (Flowerfield)                             $    107,439   $     107,439
           Peppertree Park, LLC (Peppertree)              500,000         500,000
                                                      -----------    ------------

                                                     $   607,439    $     607,439
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

Note 9 - Other Receivables

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C.,
LLC which was formed to acquire and operate an apartment building. In 1997, this investment  was sold for a $521,110  gain to the  Partnership;  of which all but
$13,661 was  distributed.  This amount is included in other  receivables  in the
Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)

Note 10 - Property Taxes Payable

As of September  30, 2000 and December 31, 1999,  approximately  $7,101,349  and
$6,301,117,  respectively, of property taxes is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding  balance. The additional liability relates to current property taxes that are due in December 2000, not yet paid.

Note 11 - Notes Payable

On March 10,  1998,  Sun City entered into a  promissory  note  agreement  for a construction  loan for Phase I construction with a bank. The maximum loan amount is  $2,275,000  and  accrues  interest  at 1.5% per annum in excess of the prime rate. Interest is payable monthly. Sun City paid off the loan in full on May 15,
2000. As of September  30, 2000 and December 31, 1999,  Sun City has a principal balance due on the note of $0 and  $154,306,respectively.  Interest paid for the nine-month  period ended September 30, 2000 was $9,051 and has been capitalized.
In June 1999, Sun City entered into a second promissory note agreement for Phase
II  construction  loan with the same bank. The maximum loan amount is $4,119,000 and accrues interest at 1.5% per annum in excess of the prime rate.  Interest is payable  monthly.  Sun City  paid off the  loan in full on May 15,  2000.  As of
September 30, 2000 and December 31, 1999,  Sun City has a principal  balance due on the note of $0 and $1,043,776.  Interest paid for the nine-month period ended
September 30, 2000 was $49,738 and has been capitalized.

On August 17, 1999,  Remington  entered into a promissory  note  agreement for a construction  loan with a bank.  The  maturity  date of the note is December 10,
2000. The maximum loan amount is $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate.  Interest is payable  monthly.  As of September 30,
2000, Remington has a principal balance due on the note of $4,334,256.  Interest paid for the  nine-month  period ended  September  30, 2000 was $205,050 and has been capitalized.

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
Operations for

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                 Notes to the Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)

Note 12 - Minority Interests (continued)

the year ended  December  31,  1999.  In  addition,  a loss of $106,306 and $363 related to Sun City and Remington's  operations,  respectively,  are included in
Minority Interests in Consolidated  Affiliates in the Consolidated Statements of
Operations for the nine-month period ended September 30, 2000.

Note 13 - Sale of Properties

During the nine-month  period ended September 30, 2000 Sun City has sold out all homes in this project. The following is a summary of the properties sold:

         Income from Sale of Properties              $        3,513,839

         Cost of Properties                                   3,916,465
         Marketing & Selling Costs                                9,789
                                                     ------------------
         Total Costs                                          3,926,254
                                                     ------------------

         Loss on Sale of Properties                  $        (412,415)
                                                     ==================

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                               September 30, 2000

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
                               September 30, 2000

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

         Sales Price                                 $          279,655

         Cost of Property
            (Includes capitalized carrying costs)               243,306
         Selling Costs                                           18,661
                                                      -----------------
         Total Costs                                            261,967
                                                      -----------------

         Gain on Sale of Property                    $           17,688
                                                     ==================

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                               September 30, 2000

During the nine-month  period ended September 30, 2000 Sun City has sold out all homes in this project. The following is a summary of the properties sold:

         Income from Sale of Properties              $        3,513,839

         Cost of Properties                                   3,916,465
         Marketing & Selling Costs                                9,789
                                                     ------------------
         Total Costs                                          3,926,254
                                                     ------------------

         Loss on Sale of Properties                  $        (412,415)
                                                     ==================

During the  three-month  periods ended  September 30, 2000 and 1999,  $6,475 and
$10,798,  respectively,  of interest income was earned,  of which $0 and $9,878, respectively,  was earned from the notes  receivable from affiliate.  During the nine-month periods ended September 30, 2000 and 1999,  approximately $23,305 and
$32,000,  respectively,  of interest  income was earned of which  approximately,
$12,151  and $28,770  respectively  was earned  from the notes  receivable  from affiliate.

Total expenses for the three month period ended September 30, 2000 compared with the three month period ended  September  30,  1999,  increased by  approximately
$45,000,  due to a $74,971 increase in Other expenses.  Other expenses  includes certain  carrying  costs  related to the PR  Equities,  Ltd.  properties  in San
Jacinto, CA which are expensed as incurred in order to bring the stated value of the  property  to fair  market  value.  These  expenses  are related to property services  incurred to prepare the property for future  sale.  This  increase was partially  offset by decreases in  Accounting & Financial  Reporting and Manager
Profit  Participation.  Accounting & Financial  Reporting decreases are directly related to the restatement of financial statements in prior years.

Total expenses for the nine month period ended  September 30, 2000 compared with the nine month  period ended  September  30,  1999,  increased by  approximately
$3,000, due to primarily to a $76,333 increase in Other expenses. Other expenses includes certain carrying costs related to the PR Equities,  Ltd.  properties in
San  Jacinto,  CA which are  expensed  as  incurred in order to bring the stated
value of the  property  to fair  market  value.  These  expenses  are related to property  services  incurred  to prepare  the  property  for future  sale.  This increase was almost  completely  offset by  decreases in  Accounting & Financial
Reporting and Manager  Profit  Participation.  Accounting & Financial  Reporting
decrease  of  $61,274  is  directly  related  to the  restatement  of  financial statements in prior years.

Net gains  (losses) of  approximately  $138,000  and  $512,000  are  recorded in
Minority  Interests in Consolidated  Affiliates for the nine-month periods ended
September 30, 1999 and 2000.

Investing  activities  for the nine-month  period ended  September 30, 1999 used
$1,714,229 of cash of the  Partnership.  The Partnership used $55,691 to pay for certain  selling  expenses  relating to the sale of  properties  during the nine month period  ended  September  30, 1999.  In  addition,  the  Partnership  used
$3,335,570 for the payment of certain development and carrying costs of the land held for  investment.  This use of  funds  was  partially  offset  by the  funds provided by the Partnership of $1,677,032 from the sale of these properties.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                               September 30, 2000

Investing  activities  for the nine-month  period ended  September 30, 2000 used
$1,130,573 of cash of the  Partnership.  The Partnership  used $9,789 to pay for certain  selling  expenses  relating to the sale of  properties  during the nine month period  ended  September  30, 2000.  In  addition,  the  Partnership  used
$4,634,623 for the payment of certain development and carrying costs of the land held for  investment.  This use of  funds  was  partially  offset  by the  funds provided by the Partnership of $3,513,839 from the sale of these properties.

Financing  activities for the nine-month period ended September 30, 1999 include proceeds of approximately  $1,505,500 relating to borrowings on the construction loans  and  proceeds  of  $192,800  from  advances  from  TMP  Homes.  Financing
activities  for  the  nine-month   period  ended  September  30,  2000  provided
approximately $1,888,500 from borrowings on the construction loans. In addition, payments of $151,912  were made to TMP Homes to pay back  certain  advances  and
$346,038  was  received  from  MIP to pay  off the  Notes  Receivable  due  from
Affiliate balance.

The  Partnership  had three  properties  as of September 30, 2000 that are being held for appreciation and resale.  Remington is holding  additional  parcels for development and future sale of residential  units. Sun City was holding parcels, but as of September 30, 2000 all homes have been sold. The Partnership  does not intend to acquire any additional properties. Upon the sale of each property, the
Partnership  intends to distribute the sales proceeds,  less any reserves needed for operations, to the partners.

The following is an update of the foreclosed properties status from the December
31, 1999 10-KSB report:

   TMP Flowerfield, LLC - The foreclosed San Jacinto properties have substantial
   Mello-Roos assessments and property tax delinquencies. An Installment Payment
   Plan (five-year payment plan) with the County of Riverside Tax Collector  was begun in June 1999 to avoid the property being sold at a tax sale.  An installment payment was due on April 10, 2000; however, it was decided not to pay the installment.  In the meantime, the General Partners are attempting both to have the Mello-Roos bonds restructured and/or the penalties reduced, and sell the property by aggressively marketing the six tracts.  A default judgment was filed against the property on October 10, 2000.

   Fox-Olson Loan #1 - 2.14 acres of this property were sold in July 1999 for a sales price of $279,655.  The Partnership recorded a net gain on the sale of approximately $18,000.

   Sunset Crossing I Loan - The property is currently in escrow  for $2,750,000.
   The escrow period has an estimated closing date of June 17, 2002. In accord-
   ance with the escrow instructions, $10,000 was released to TMP Land Mortgage
   Fund on November 3, 2000.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                               September 30, 2000

     All 29 homes of the first releases of Phase I have been reserved by prospect-
     ive buyers and contracts have been forwarded to escrow.  The remaining 19 homes of Phase I will begin before the end of 2000.  The Grand Opening for the model complex is expected in January 2001.

     TMP Homes Flowerfield - Sun City, LLC - The Partnership, together with TMP
     Homes, LLC, formed a joint venture to construct homes on this site.   Phase
     I will consist of 11 production homes and 2 models.  Phase II will consist of 17 production homes.  Phase III will consist of 15 production homes.
     Phase I and Phase II construction were completed in 1999. Phase III construction was completed in 2000.  During the year ended December 31, 1998
     , and in accordance with the LLC Member Agreement, the Partnership contri-
     buted this property to the LLC for a predetermined value of $420,000.

         The following is a summary of home sales:

                Phase I                                   13 homes sold
                Phase II                                  17 homes sold
                Phase III                                 15 homes sold

The 1.84  acres of this  property  was  sold in July  1999 for a sales  price of
$100,000.

No other  significant  activity  or changes  have  occurred  in the  Partnership properties.

LIQUIDITY AND CAPITAL RESOURCES

As of September  30, 2000,  the  Partnership  had cash on hand of  approximately
$920,000.  All  other  proceeds  from the sale of Units and  property  have been invested in the making of loans, working capital reserves,  or have been used in foreclosure  proceedings  or  maintaining  the  foreclosed  properties  for  the
Partnership.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                               September 30, 2000

The  Partnership  does not intend to make any new land loans  with  existing  or future  partnership cash. At September 30, 2000, the Partnership had development agreements with TMP Homes, LLC, an affiliated  company, to develop single family
homes  on  three  of  the  properties  the  Partnership  has  acquired   through
foreclosure.  In  addition,  the  Partnership  has a  $500,000  investment  in a
single-family   development   that  resulted  from  the  Peppertree   loan.  The
Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000  represents a 20% investment in the project.  The Partnership may incur  indebtedness from  nonaffiliated  financial  institutions in order to complete any development for projects in which the Partnership is involved.

The  properties  relating  to the nine  loans that were  foreclosed  upon by the
Partnership  produce  no  income.  Accordingly,  the  Partnership  is not making distributions to partners except from the sales proceeds of certain  partnership assets.  The Partnership cash reserves are being used to fund the operating cash needs  of the  Partnership.  As of  September  30,  2000,  the  Partnership  had
sufficient cash reserves for the next twelve months.

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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the  aggregate  amount of cash loaned to the TMP Land  Partnerships will not be limited to a maximum of $2,500,000.

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

                         TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                               September 30, 2000

>On March 10, 1998,  Sun City entered into a  promissory  note  agreement  for a construction  loan for Phase I  construction  with a bank. Sun City paid off the loan in full on May 15,  2000.  In June  1999,  Sun City  entered  into a second promissory note agreement for Phase II construction loan with the same bank. Sun
City paid off the loan in full on May 15, 2000.

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

Date:  November 15, 2000

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

