Form 10KSB
period 2000-12-31
TMP LAND MORTGAGE FUND LTD
filed 2001-04-16
CIK 872836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 33-39238

TMP LAND MORTGAGE FUND, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP
(Name of small business issuer in its charter)

CALIFORNIA                                                                                                  33-0451040
(State or other jurisdiction of                                                                             (I.R.S. Employer
incorporation or organization)                                                                              Identification No.)

801 N. PARKCENTER DRIVE, SUITE 235
SANTA ANA, CALIFORNIA                                                                              92705
(Address of principal executive offices)                                                                (Zip Code)

(714) 836-5503
(Issuer's telephone number)

Securities registered under Section 12(b) of the ExchangeAct:

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [] No [X ]

PART I

ITEM 1                 BUSINESS

TMP Land Mortgage Fund, Ltd., (the Partnership) is a California Limited Partnership formed in November 1991, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners (“General Partners”). The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of Investment Company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940. As of December 31, 2000, twelve loans had been made by the Partnership.

Beginning in November 1991, the Partnership was engaged in the offering of up to 20,000 units of limited partnership Units (“Unit(s)” or “the Unit(s)”) at a purchase price of $1,000 per Unit pursuant to a Registration Statement on Form S-11. On April 22, 1994, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000, and the offering was closed. Upon the conclusion of the offering, all of the subscription proceeds had been committed to the mortgage loan investments described below and working capital reserves.

The Partnership was organized to originate and make loans secured by first deeds of trust (commonly known as “mortgages”) on unimproved real properties primarily in the Inland Empire area of Southern California, which is located approximately 60 miles east of the City of Los Angeles and 40 miles north of the City of San Diego. Twelve loans were made for terms of between 6 to 36 months. The Partnership does not intend to make any further loans other than those described below. Each loan was made to an unaffiliated borrower who (i) paid a fee or “points” to obtain the loan, (ii) established a reserve that would secure the payment of the interest for the interim term of the loan, and (iii) was to pay the entire principal amount of the loan in one lump sum payment, commonly referred to as a “balloon” payment, at the end of the loan term. Each loan was made to an unaffiliated borrower who (i) used the proceeds of the loan to purchase or refinance a property the General Partners believe has development potential; (ii) “predevelop” the property by obtaining zoning and other governmental approvals needed to permit construction of single or multi-family residences or commercial buildings on the property (“predevelopment work”) and (iii) on completion of the predevelopment work, either sell the property to developers or contractors or obtain new financing on the property.

It was intended that the loans would be repaid from the proceeds either of the sale or a refinancing of the property by the borrower. The Partnership does not participate in any profit that the borrower may realize on the sale or refinancing of the property. Instead, the Partnership would receive from the proceeds of the sale or refinancing, the principal amount of the Partnership’s loan and any interest that had been earned, but not paid, through the date of sale or refinancing.

As a consequence of adverse changes in market conditions and other factors, nine of the twelve loans made by the Partnership to date have been foreclosed. In the event of foreclosure, the property securing the loan is to be made available for public sale approximately four to six months after initiation of foreclosure proceedings and is to be sold to the highest bidder. The sales proceeds then are paid to the first mortgagee, who would be the Partnership, until the principal amount of the loan, and earned but unpaid interest, and foreclosure costs are repaid. Any remaining surplus is paid to the borrower. If no one offers a cash price sufficient to enable the Partnership to recover its investment, the Partnership, as first mortgagee, is entitled to acquire the property in exchange for cancellation of the amounts owed by the borrower. In that event, the General Partners’ strategy is to complete any predevelopment work not completed by the borrower and to attempt to sell the property for a price that would at least enable the Partnership to recover its investment in the property. To date, the Partnership has acquired each of the properties on which it has foreclosed on the related loan.

The Partnership’s investment in a foreclosed property generally consists of all amounts owing by the borrower to the Partnership that were secured by the Partnership’s mortgage at the time it acquired the property, the amounts expended to acquire and complete predevelopment of the property and, unless paid out of the gross proceeds of sale, any expenses incurred to sell the property. Any cash proceeds in excess of the investment will be distributed to the partners.

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

DEVELOPMENT POTENTIAL OF UNDERLYING PROPERTIES

The Partnership made loans to borrowers seeking to acquire or refinance, develop and then sell undeveloped properties in the Inland Empire area of Southern California to developers and contractors. In most cases, the repayment of the Partnership’s loans depended on the ability of the borrower to sell or refinance the property after predevelopment work is completed. Accordingly, one of the critical factors that affect the ability of the Partnership to achieve its investment objectives is the potential value and salability of the properties, which secure repayment of the Partnership’s loans, or the properties, which the Partnership has acquired through foreclosure.

Each loan made by the Partnership was secured by a first mortgage. In the event of a foreclosure sale, if the property is sold for at least the amount owed to the Partnership, the entire sales proceeds must be paid to the Partnership, as first mortgagee, before any proceeds may be paid to anyone else. If there are no other purchasers, or the other purchase offers made at the foreclosure sale are not sufficient to pay off the amounts owed to the Partnership, as first mortgagee, the Partnership is entitled to acquire the property in exchange for cancellation of the amounts owed by the borrower. Under applicable laws, on any such acquisition, any other mortgages, liens or encumbrances on the property will be automatically terminated and the Partnership will own the property free and clear and will have no payment obligations thereafter, other than (i) the costs of completing any predevelopment work not completed by the borrower; and (ii) property taxes that are assessed against the property after the Partnership’s acquisition of the property; and (iii) in some instances special assessment district taxes which are assessed against the property.

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

LOANS STATUS AND FORECLOSED PROPERTIES

As of December 31, 2000, the Partnership had made twelve mortgage loans of which three were paid and nine resulted in foreclosures. The status of such loans and related foreclosures and other relevant information are summarized below.

TMP FLOWERFIELD, LLC (previously referred to as PR Equities, Ltd.) The Partnership made two loans (“Loan 1” and “Loan 2”) to PR Equities, Ltd., a California Limited Partnership. The loans were secured by first trust deeds on residential property located in San Jacinto, California. Loan 1 was secured by a first deed of trust on 304 residential lots consisting of 5 separate residential tracts in Phase II of the Rancho San Jacinto master-planned community. Loan 2 was secured by a first deed of trust on two residential tracts containing 148 lots that also are part of Phase II of the Rancho San Jacinto master-planned community. All of the properties are located east of Hewitt Street and north of Washington Avenue in San Jacinto. These properties have received approval of the tentative tract maps.

The Partnership foreclosed on the property securing these loans during 1994 and currently owns the property. The foreclosed San Jacinto properties have substantial Mello-Roos assessments and property tax delinquencies. An installment Payment Plan (five-year payment plan) with the County of Riverside Tax Collector was begun in June 1999 to avoid the property being sold at a tax sale. An installment payment was due on April 10, 2000; however, it was decided not to pay the installment. In the meantime, the General Partners are attempting both to have the Mello-Roos bonds restructured and/or the penalties reduced, and sell the property by aggressively marketing the six tracts. As of December 31, 2000 the Partnership contributed this property to RSJ Builders, LLC. (“RSJ”).

FRAME LOAN

The Partnership made a third loan (“Loan 3”) to Richard D. Frame secured by a first trust deed for property under predevelopment in Temecula, California. The loan matured on February 8, 1994 and was extended to April 20, 1994, at which time the Partnership received payment in full. Portions of the proceeds of this loan were used for funding Loans 11 and 12.

SUNSET CROSSING I LOAN

The Partnership made their fourth loan (“Loan 4”) to Sunset Crossing I, a California Limited Partnership. Loan 4 was secured by a first trust deed on 44 acres of commercially zoned property at the southwest corner of the intersection of Interstate 10 and Sunset Avenue in the city of Banning, California. In August of 1994, Sunset Crossing I defaulted on this loan. The Partnership foreclosed on the property in December of 1994. This property is currently in escrow for a sale price of $2,750,000. The initial deposit of $10,000 was received in November 2000. The final payment of $2,700,000 is due on the closing of escrow, which is estimated to be June 17, 2002.

FOX-OLSON LOAN #1

The Partnership’s fifth loan (“Loan 5”) was made to Marilyn Fox-Olson; who defaulted on the loan. The Partnership foreclosed on this property in November 1994. The current zoning for the property is C-1 (commercial). It is located at the northeast corner of Newport Road and Bradley Road in the unincorporated area of Riverside County known as Sun City/Menifee Valley. Approximately 2.14 acres of this property were sold in July 1999 for a sales price of $279,655. The Partnership recorded a net gain on the sale of approximately $18,000. The property was in escrow for $1,900,000; however the escrow cancelled as of October 25, 2000. The property is back on the market and is listed for $2,090,000.

TMP REMINGTON, LLC

The Partnership’s sixth loan (“Loan 6”) was made to Environmental Development, Ltd., (ED) a California Limited Partnership. Loan 6 was secured by a first trust deed to property under predevelopment in San Diego, California. ED defaulted on the loan in October of 1994. ED signed an extension agreement, wherein the Partnership agreed to extend the term of the loan to May 1, 1995. On March 1, 1995, ED defaulted on the interest payment due at that date, and the Partnership filed a Notice of Default. The Partnership subsequently accepted a deed in lieu of foreclosure on the property in August 1995.

This property is approximately 52 acres of residentially zoned land at the southeast quadrant of State Route 905 and Interstate 805 Freeways in the Otay Mesa area of the City of San Diego. The existing zoning is A1-10 (0-5 units per acre). The 52 acres are a portion of the 78.3-acre Remington Hills Precise Plan; designed for low to moderate priced single-family homes. The Precise Plan and tentative map has been processed and approved. The 52-acre portion of Remington Hills is designed so it can be developed first and stand-alone from the remaining portion of the Remington Hills Precise Plan. An environmental impact report was approved in 1995. The property has an approved tentative tract map for 184 lots. The General Partners have determined that construction of homes will achieve the highest return to the Partnership based in part on the results of a market feasibility study.

The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on the site. During 1999, and in accordance with the Operating Agreement, the Partnership contributed this property to the LLC for a predetermined value of $1,638,000. The carrying value of the property was approximately $1,698,000 and therefore the Partnership recognized a loss of approximately $60,000 when this property was contributed. Phase I will consist of 48 production homes, 4 models and one parking lot. Phase II will consist of 43 production homes. Phase III will consist of 38 production homes and Phase IV will consist of 50 production homes. Grading, Sewer, Water and all other underground utilities have been completed on Phase I, II and III. Phase I construction began in the third quarter of 1999 upon obtaining financing in July 1999. All 29 homes of the first releases of Phase I have been reserved by prospective buyers and contracts have been forwarded to escrow. Construction on the remaining 19 homes of Phase I have begun. The Grand Opening for the model complex is expected in April 2001.

TMP HOMES FLOWERFIELD-SUN CITY, LLC ("Sun City")

On June 17, 1993, the Partnership funded its’ seventh mortgage loan, (“Loan 7”) to Marilyn Fox-Olson. Marilyn Fox-Olson defaulted on this loan also and the Partnership acquired the property on March 29, 1995. The property has an approved tract map with 45 residential lots and a 1.84 acre commercial site located in Sun City/MenifeeValley, California. The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on this site. Phase I will consist of 11 production homes and 2 models. Phase II will consist of 17 production homes. Phase III will consist of 15 production homes. Phase I and Phase II construction were completed in 1999. Phase III construction began in 1999 and were completed in March 2000. During the year ended December 31, 1998, and in accordance with the Operating Agreement, the Partnership contributed this property to the LLC for a predetermined value of $420,000.

The following is a summary of home sales:

Phase I         13 homes sold & escrow closed
Phase II        17 homes sold & escrow closed
Phase III       15 homes sold & escrow closed

The 1.84 acres of this property was sold in July 1999 for a sales price of $100,000.

SINGLETARY LOAN

On October 12, 1993, the Partnership funded it eighth loan (“Loan 8”) secured by a first deed of trust on 96 acres of industrial/commercial land located in the unincorporated area of Riverside County known as Rubidoux. The loan was due on April 12, 1995. The borrower sought to extend the loan, and did pay extension fees and additional interest for several months. However, the Partnership was forced to file a Notice of Default when the borrower ceased making payments. The borrower filed for personal bankruptcy in order to forestall foreclosure proceedings. After a period of negotiation, the borrower was able to procure additional financing and paid the loan and accrued interest in full on December 13, 1995. As a result, the Partnership distributed $2,200,000 to all Limited Partners.

LAMONTE LOAN

On October 25, 1993, the Partnership funded its ninth loan (“Loan 9”) secured by a first deed of trust on 6.54 acres of commercial land located in Simi Valley, California. This loan had an interest rate of 12.5%. The LaMontes’ deposited an amount equal to twelve months interest due on the loan in a segregated bank account representing the last twelve months interest on the loan. Ventura Pacific

Capital Group (VPCG), a developer who had an option agreement and ground lease agreement with the LaMontes’ on the property, paid the first six months of interest.

The principal amount of the loan matured on April 25, 1995. At that time the Partnership filed a Notice of Default, the LaMontes’ transferred the property to a wholly owned corporation and had the corporation file a Chapter 11 bankruptcy proceeding to delay the foreclosure. The Partnership succeeded in having the bankruptcy court remove the stay after a contestual law and motion proceeding. The LaMontes’ then filed a state court action asking the court for a temporary injunction based on alleged irregularities during the foreclosure process. The Partnership acquired the property through foreclosure in April 1996. The property was sold in 1997 and a gain on the sale of approximately $500,000 was recorded by the Partnership.

LANSING LOAN

On March 23, 1994, the Partnership funded it tenth loan (“Loan 10”) secured by a first deed of trust on 28.42 acres of commercially zoned land located on the Northwest corner of Murrieta Hot Springs Road and Jefferson Avenue in Murietta, California. The loan was repaid on September 5, 1995. The proceeds were added to cash reserves of the Partnership.

ROCKFIELD LOAN

On June 1, 1994, the Partnership funded its eleventh loan, (“Loan 11”) secured by a first deed of trust on 42 residential lots in Rancho Cucamonga, California.

Loan 11 was in participation with TMP Mortgage Income Plus, LP. (MIP), a private syndication of which TMP Investments, Inc. and TMP Properties also serve as general partners. The total loan of $250,000 was funded $100,000 by the Partnership and $150,000 by MIP. The principal amount of Loan 11 was due on March 1, 1995. The Rockfields’ defaulted and the property was foreclosed on January 15, 1996. The Partnership sold its’ interest in the property in November, 1996 to MIP for the amount of its participation in the loan, as well as monies which the Partnership had advanced to pursue development of this property. MIP has entered into a joint venture with TMP Homes, LLC to build homes on the 29 lots that secured this loan. The Partnership held a note receivable from MIP for this property, which was paid in full during 2000. See Note 6 to the Consolidated Financial Statements.

PEPPERTREE PARK, LLC

On June 28, 1994, the Partnership funded its’ twelfth loan, (“Loan 12”) secured by a first deed of trust on 193 single family residential lots and a third trust deed on 73 single family residential lots and 15 acres office/professional use land in Fallbrook, California.

The principal amount of Loan 12 was due on June 28, 1995. However, the loan agreement allowed for an extension of an additional 6 months. The Partnership received $1,500,000 during 1996 and retained a $500,000 (20%) interest in the property as an investor from which the Partnership will receive a participation in profits from the development of single-family homes.

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

No matters were submitted to a vote of Registrants security holders during 2000.

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2000, there were approximately 830 record holders, representing total subscription of 15,715 Units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 1 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the General Partners’ knowledge, there was no trading activity during the fiscal years ended December 31, 1997- 2000. In 1996, 75 Units were traded at between $315 and $400 per Unit.

CASH DISTRIBUTIONS

Total interest received on mortgage loans from inception to December 31, 2000 was $3,569,666 and other income from deposits and other sources have been received in the amount of $1,474,375. Also during 1996, Loan 12 was repaid in the form of $1,500,000 in cash and a 20% interest in Peppertree Park, LLC valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571. In 1997, the Partnership received net proceeds from the sale of an apartment building for its investment in Steadfast HSC, LLC and distributed $2,232,365 to investors. There were no distributions in 1999 or 2000. Total distributions to investors since inception have been $8,013,662.

ITEM 6      SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership for the years ended December 31, 1996 - 2000 and should be read in conjunction with the more detailed Consolidated Financial Statements contained in Item 8, below. This table is unaudited.

                                         2000           1999             1998           1997         1996
-----------------------------------------------------------------------------------------------------------
Interest Income                   $        32,083  $     44,140    $    44,832   $     48,916   $   166,318
(Loss)Gain on Sale of Land        $      (484,980) $     23,383    $         -   $  1,026,850   $         -
Other Income                      $         6,207  $      3,600    $    53,600   $      4,970   $   150,611
Total Income                      $     3,552,129  $     71,123    $    98,433   $  1,080,736   $   316,929
Net Income (Loss)                 $      (781,506) $   (655,641)   $  (397,618)  $    945,723   $ (103,399)
Net Income (Loss) per Unit        $        (49.73) $     (41.72)   $    (25.30)  $      60.18   $    (6.58)
Cash Distribution per Unit        $             0  $          0    $         0   $        141   $        43
Total Assets                      $    20,690,744  $ 17,535,955    $13,937,406   $ 12,563,395   $12,727,275

Per Unit calculations based on 15,715 Units outstanding at December 31, 1996 - 2000.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership’s management believes is relevant to an assessment and understanding of the Partnership’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and footnotes, which appear elsewhere in this report.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the “safe harbor” created by that section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership’s property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in “Risk Factors” sections of this report. The Partnership’s actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership’s business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2000 and 1999.

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

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

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
                                                   ==================

In July 1999, the Partnership sold approximately 1.84 acres in Sun City. The sale price of the property was $100,000 and the Partnership recorded a gain of approximately $93,000 (excluding the “manager profit participation” as defined in the Management Agreement of $12,073 that was paid to PacWest). The following is a summary of the property sold:

         Sales Price                               $          100,000
         Cost of Property
            (Includes capitalized carrying &
             selling costs)                                     7,129
                                                   ------------------
         Gain on Sale of Property                  $           92,871
                                                   ==================

In July 1999, the Partnership sold approximately 2.14 acres in Sun City. The sale price of the property was $279,655 and the Partnership recorded a gain of approximately $18,000 (excluding the “manager profit participation” as defined in the Management Agreement of $12,912 that was paid to PacWest). The following is a summary of the property sold:

         Sales Price                               $          279,655

         Cost of Property
            (Includes capitalized carrying costs)             243,306
         Selling Costs                                         18,661
                                                   ------------------
         Total Costs                                          261,967
                                                   ------------------

         Gain on Sale of Property                  $           17,688
                                                   ==================

During the year ended December 31, 2000, Sun City has sold out all homes in this project. The following is a summary of the properties sold:

         Income from Sale of Properties            $        3,513,839

         Cost of Properties                                 3,989,030
         Marketing & Selling Costs                              9,789
                                                   ------------------
         Total Costs                                        3,998,819
                                                   ------------------

         Loss on Sale of Properties                $          484,980
                                                   ==================

In November 2000, the Partnership went into escrow on the sale of Sunset Crossing property. The sales price is $2,750,000. A $10,000 deposit was received and recorded as Accounts Payable & Other in the Consolidated Balance Sheets as of December 31, 2000.

During the year ended December 31, 2000 and 1999, approximately $32,000 and $44,000, respectively, of interest income was earned, of which $12,151 and $38,947, respectively, was earned from the notes receivable from affiliate (See Note 6).

Total expenses for the year ended December 31, 2000 compared with the year ended December 31, 1999, increased by approximately $33,000 due to increases in General & Administrative, Outside Professional Services, and Other. Outside Professional Services increased by $26,345 due to legal fees associated with the formation of RSJ and the dissolution nearing for Sun City. Other expenses includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale. These increases were partially offset by a decrease in Manager Profit Participation of $21,235. The decrease is due to the payment to PacWest relating to sale of the two properties in July 1999 and in accordance with the Management Agreement; no such sales occurred in 2000. Accounting and Financial Reporting decreases are directly related to the restatement of financial statements in prior years.

Net losses of approximately $68,268 and $499,632 are recorded in Minority Interest in Consolidated Affiliates for the years ended December 31, 2000 and 1999, respectively.

Investing activities for the year ended December 31, 2000 used approximately $1,995,000 of cash, mainly to pay for development and for carrying costs of the land held for investment. In addition, the Partnership used $9,789 to pay for certain selling expenses relating to the sale of properties during the year ended December 31, 2000. This use of funds was partially offset by the funds provided by the Partnership of $3,513,839 from the sale of these properties.

Investing activities for the years ended December 31, 1999 used approximately $2,384,000 of cash mainly to pay for development and for carrying costs of the land held for investment. In addition, the Partnership used $65,119 to pay for certain selling expenses relating to the sale of properties during the year ended December 31, 1999. This use of funds was more than offset by the funds provided by the Partnership of $3,769,542 from the sale of these properties.

Financing activities for the years ended December 31, 2000 and 1999 include proceeds of $2,510,578 and $1,550,430, respectively, relating to borrowings on the construction loans. Proceeds for the year ended December 31, 2000 and 1999 also include affiliate advances of $358,189 and $192,800, respectively, from TMP Homes. For the year ended December 31, 2000 payments of $192,800 were made to affiliates to pay back certain advances.

The Partnership had three properties as of December 31, 2000 that are being held for appreciation and resale. Remington is holding additional parcels for development and future sale of residential units. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Partnership had cash on hand of approximately $768,350. All other proceeds from the sale of Units and property have been invested in the making of loans, working capital reserves, or have been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

The Partnership raised a total of $8,334,000, $6,127,000, and $1,254,000 during the calendar years ended December 31, 1992, 1993, and 1994, respectively for a total of $15,715,000 in gross proceeds from the sale of Units. The offering was closed on April 22, 1994, and no additional subscriptions were accepted after that date. The Partnership made a total of twelve mortgage loans for a total of $15,015,000. Loans of $4,870,000, $7,420,000, and $2,725,000 were made during the calendar years ended December 31, 1992, 1993, and 1994, respectively. Excess proceeds from the sale of Units were invested in interest bearing reserve accounts.

Three loans, in the total amount of $4,825,000 were repaid during the year ended December 31, 1995. Nine loans totaling $10,190,000 were foreclosed. Proceeds from loan repayments were reinvested, added to Partnership reserves, or distributed to investors.

The Partnership does not intend to make any new land loans with existing or future partnership cash. At December 31, 2000, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single-family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $375,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represented a 20% investment in the project until a write down of $125,000 in 2000 occurred to record the investment at its net market value. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to partners except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of December 31, 2000, the Partnership had sufficient cash reserves for the next twelve months.

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

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement ("First Amendment"). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the "Asset Administration Fee" schedule and its reduction upon the sale of any property, 2) "Participation Fee" wording is altered to read "Manager Profit Participation" and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the

First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

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

On March 10, 1998, Sun City entered into a promissory note agreement for a Phase 1 construction loan with a bank. The maximum loan amount was $2,275,000 and accrued interest at 1.5% per annum in excess of the prime rate. Interest was payable monthly. Sun City paid off the loan in full on May 15, 2000. In June 1999, Sun City entered into a second promissory note agreement for Phase II construction with the same bank. The maximum loan amount was $4,119,000 and accrued interest at 1.5% per annum in excess of the prime rate. Interest was payable monthly. Sun City paid off the loan in full on May 15, 2000.

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount is $7,406,000 with a maturity date of June 10, 2001. Interest accrues at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate shall change from time to time as to when the Index Rate changes, but in no event shall the Interest Rate be lower than 7%. TMP Land Mortgage Fund, LTD. is a guarantor of this promisory note.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material manner.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part
of the Form 10-KSB:
For the fiscal years ended December 31, 2000 and 1999:

Report of Independent Auditors                                   16

Consolidated Balance Sheets as of December 31, 2000 and 1999     17

Consolidated Statements of Operations for the years              18
ended December 31, 2000 and 1999
Consolidated Statements of Partners' Capital for the             19
years Ended December 31, 2000 and 1999
Consolidated Statements of Cash Flows for the years              20,21
ended December 31, 2000 and 1999
Notes to Consolidated Financial Statements                       22-30

Supplemental Schedules to Consolidated Financial Statements      31,32

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is  included  in the  Consolidated  Financial
Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)

We have audited the accompanying consolidated balance sheets of TMP Land Mortgage Fund, Ltd. as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
April 8, 2001

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                                       2000              1999

                                     Assets

Cash .......................................       $   768,350       $   178,234
Notes Receivable from Affiliate ............                 0           346,038
Prepaid Expenses & Other ...................            34,788            27,998
Other Receivables ..........................                 0            23,661
Investments ................................           375,000           607,439
Investment in Unimproved Land, Net .........        19,512,606        16,352,585
                                                   -----------       -----------

      Total Assets .........................       $20,690,744       $17,535,955
                                                   ===========       ===========

                                       Liabilities and Partners' Capital

Accounts Payable & Other ......................... $   824,608       $   806,413
Due to Affiliates ................................           0           192,800
Franchise Taxes Payable ..........................       1,600               800
Property Taxes Payable ...........................   8,055,456         6,301,117
Notes Payable ....................................   4,956,379         2,445,801
                                                   -----------       -----------

      Total Liabilities ..........................  13,838,043         9,746,931
                                                   -----------       -----------

Minority Interests ...............................     744,361           899,177
                                                   -----------       -----------

General Partners .................................     (96,119)          (88,304)
Limited Partners:  20,000 Equity Units Authorized:
 15,715 Units Outstanding ........................   6,204,459         6,978,151
                                                   -----------       -----------

      Total Partners' Capital ....................   6,108,340         6,889,847
                                                   -----------       -----------

      Total Liabilities and Partners' Capital .... $20,690,744       $17,535,955
                                                   ===========       ===========

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                 For the years ended December 31, 2000 and 1999

                                                       2000           1999
                                                       ----           ----
Property Sales ....................................$ 3,513,839       $ 3,769,542

Cost of Property Sales ............................  3,998,819         3,746,159
                                                   -----------       -----------

Net (Loss) Gain on Property Sales .................   (484,980)           23,383

Income
      Interest ....................................     32,083            44,140
     Other ........................................      6,207             3,600
                                                   -----------       -----------
Total (Loss) Income ...............................   (446,690)           71,123
                                                   -----------       -----------

Expenses
     Accounting & Financial Reporting .............     62,722           105,222
     General  & Administrative ....................     20,555            11,332
     Manager Profit Participation .................      3,750            24,985
     Interest .....................................          0             1,966
     Outside Professional Services ................     66,971            40,625
     Other ........................................    104,161            40,848
                                                   -----------       -----------

         Total Expenses ...........................    258,159           224,978
                                                   -----------       -----------

Net Loss before Minority Interests and Income Taxes   (704,849)         (153,855)

Minority Interests Loss in Consolidated Affiliates     (68,268)         (499,632)

State Franchise Tax ...............................     (8,390)           (2,154)
                                                   -----------       -----------

         Net Loss .................................$  (781,507)      $  (655,641)
                                                   ===========       ===========

Allocation of Net Loss:

General Partners, in the Aggregate: ...............$    (7,815)      $    (6,556)
                                                   ===========       ===========

Limited Partners, in the Aggregate: ...............$  (773,692)      $  (649,085)
                                                   ===========       ===========

Limited Partners, per Equity Unit: ................$    (49.23)      $    (41.31)
                                                   ===========       ===========

           See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
                 For the Years Ended December 31, 2000 and 1999

                                     General      Limited
                                     Partners      Partners        Total
                                     --------      --------        -----

Partners' Capital (deficit),  .   $   (81,748)   $ 7,627,236    $ 7,545,488
January 1, 1999
Net Loss for 1999 ............         (6,556)      (649,085)      (655,641)
                                  -----------    -----------    -----------

Partners' Capital (deficit),      $   (88,304)   $ 6,978,151    $ 6,889,847
December 31, 1999
Net Loss for 2000 ..................   (7,815)      (773,692)      (781,507)
                                  -----------    -----------    -----------

Partners' Capital (deficit),      $   (96,119)   $ 6,204,459    $ 6,108,340
December 31, 2000                 ===========    ===========    ===========

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2000 and 1999

                                                         2000            1999

Cash Flows from Operating Activities:
  Net Loss                                          $    (781,507) $   (655,641)
  Adjustments to Reconcile Net Loss to Net Cash
       (Used In) Provided By Operating Activities:
     Loss (Gain) on Property Sales                        484,981       (23,383)
     Minority Interests in Consolidated Affiliates         77,623       439,606
     Accretion of Discounted Notes Receivable             (12,151)      (38,947)
     Other                                                104,161        40,848
  Changes in Assets and Liabilities:
    Decrease (Increase) in Prepaid Expenses
    and Othe                                                3,210          (924)
    Decrease in Other Receivables                          13,661             0
    Increase in Accounts Payable & Other                   18,195       644,588
    Increase in Franchise Tax Payable                         800             0
    Decrease in Due to Affiliates                               0        (3,266)
                                                    -------------  -------------

        Net Cash (Used In) Provided by
        Operating Activities                              (91,027)      402,881

Cash Flows from Investing Activities:
      Proceeds from Property Sales                      3,513,839     3,769,542
      Payment of selling costs                             (9,789)      (65,119)
      Increase in Land Development and
      Carrying Costs                                   (5,498,874)   (6,088,398)
                                                    --------------  ------------

        Net Cash Used In Investing Activities          (1,994,824)   (2,383,975)

Cash Flows from Financing Activities:
      Net Proceeds From Affiliates                        165,389       192,800
      Proceeds from Notes Payable                       2,510,578     1,550,430
                                                    -------------  ------------

        Net Cash Provided By Financing Activities       2,675,967     1,743,230
                                                    -------------  ------------

Increase (Decrease) in Cash                               590,116      (237,864)

Cash, Beginning of Period                                 178,234       416,098
                                                    -------------  ------------

Cash, End of Period                                 $     768,350  $    178,234
                                                     ============  ============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                Consolidated Statements of Cash Flows, continued
                 For the years ended December 31, 2000 and 1999

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                              $        6,790    $       1,354
                                                 ==============    ==============

Cash Paid for Interest                           $      377,181    $      168,164
                                                 ==============    ==============

Other Disclosures:
------------------
Non-cash  investing  activities  for the years ended  December 31, 2000 and 1999 consisted of an increase in the carrying costs of Investment in Unimproved  Land equal  to  additional  property  tax  liabilities  incurred  of  $1,754,339  and
$1,430,632, respectively.

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Land Mortgage Fund, Ltd., A California Limited Partnership (the “Partnership”), was organized in 1991 in accordance with the provisions of the California Uniform Limited Partnership Act. The purpose of the Partnership is to make short-term (generally one to three-year) loans to unaffiliated parties secured by first trust deeds (mortgages) on unimproved real property primarily in the Inland Empire area of Southern California and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans.

Principles of Consolidation – The consolidated financial statements include the accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington), TMP Homes Flowerfield-Sun City, LLC (Sun City) and RSJ Builders, LLC (“RSJ”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Investment in Unimproved Land – Investment in unimproved land is stated at the balance of the foreclosed loan plus carrying and improvement costs incurred subsequent to foreclosure, net of a valuation allowance, as necessary, to state the properties at their fair value. All costs associated with the acquisition and improvement of a property is capitalized including all direct carrying costs; such as interest expense and property taxes.

Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) were paid by an affiliate of the Partnership, TMP Realty, Inc. (See Note 2.)

Income Taxes - No provision for federal income taxes has been made in the accompanying consolidated financial statements as all profits and losses flow through to the respective partners and are recognized on their individual income tax returns. However, the minimum California franchise tax required to be paid by the Partnership and its consolidated entities is $800 per year per entity.

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid investments with maturity of three months or less to be cash equivalents. During the normal course of its business, the Partnership accumulates cash and maintains deposits at various banks. Occasionally, the cash deposit at a particular bank may exceed the federally insured limit. Any accounting loss or cash requirement resulting from the failure of a bank would be limited to such excess amounts.

Use of Estimates – In the preparation of financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies (continued)

date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration – All unimproved land parcels held for sale are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market conditions. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

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
December 31, 2000 and 1999

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

No distributions were made during 2000 or 1999.

Note 5 - Related Party Transactions

TMP Homes, LLC (TMP Homes), managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. TMP Homes paid $165,000 to Sun City and $38,500 to Remington as an advance for fees. Both Remington and Sun City paid back these funds during 2000.

See Note 2 regarding information on management of the Partnership during 2000.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

Note 6 - Notes Receivable from Affiliate

In November, 1996, the Partnership sold a parcel of land (including the capitalized interest costs and the related property taxes payable) to an affiliated partnership, TMP Mortgage Income Plus, LP (MIP) for $286,000 and recorded a note receivable for a five year period without interest with a 12% discount (imputed interest). The total sales price represented the Partnerships’ original interest of $100,000, as well as $186,000 of other advances and capitalized costs for the development of the land. The Partnership recognized a $127,000 discount on the note as a charge to operations for the difference between the total value of the land and the face value of the note. In 1998, the Partnership loaned an additional $165,000 to MIP for a five-year period without interest (and discounted the note at 12%) and recognized approximately $73,000 as a charge to operations due to the non-interest bearing terms of the note.

As of December 31, 2000 MIP has repaid the Partnership in full. The Partnership accreted interest income on these notes during the year ended December 31,2000 of $12,151, which is included in interest income in the Consolidated Statements of Operations.

Note 7 - Agreements with PacWest

In April 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid the General Partners and ten other related partnerships (“the TMP Land Partnerships”) a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership and ten other related partnerships (the TMP Land Partnerships) in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, accrued property taxes and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 2000, the Partnership has no amount payable to PacWest related to the aforementioned agreements.

                            LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

Note 8 - Investments

The following is a summary of the investments of the Partnership as of December 31:

                                                          2000         1999

      TMP Flowerfield - San Jacinto,
      LLC (Flowerfield)                             $           0  $   107,439
      Peppertree Park, LLC (Peppertree)                   375,000      500,000
                                                    -------------  -----------
                                                    $     375,000  $   607,439
                                                    =============  ===========

The Partnership had a 75% membership interest in Flowerfield, which was organized for the purpose of acquiring, owning and developing certain parcels of land into single-family home developments in San Jacinto, California. The equity method was used to account for the Partnership's share of Flowerfield's earnings or losses, which is not materially different than the consolidation of this majority owned investment. Flowerfield abandoned the project in 2000, and therefore, the Partnership investment as of December 31, 2000 is equal to zero.

The Partnership has a 20% interest in Peppertree, which was formed to acquire and develop certain property in San Diego, California. The Partnership's 20% interest is stated at its cost of $500,000 less a write down of $125,000 in 2000 to record the investment at its net market value. Effective March 30, 2001 the partnership entered into an agreement to sell its interest for $375,000.

Note 9 - Other Receivables

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC (Steadfast) that was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount was deemed uncollectible as of December 31, 2000.

Note 10 - Property Taxes Payable

As of December 31, 2000 and 1999, approximately $8,055,456 and $6,301,117, respectively, of property taxes is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

Note 10 - Property Taxes Payable(Continued)

A five-year installment payment plan with the County of Riverside Tax Collector was begun in June 1999 to avoid the property being sold at a tax sale. An installment payment was due on April 10, 2000; however, this payment was not made.

This property was contributed by the Partnership to RSJ Builders, LLC in the fourth quarter of 2000. The Partnership has a 99% interest in RSJ Builders, LLC.

Note 11 - Notes Payable

On March 10, 1998, Sun City entered into a promissory note agreement for a construction loan for Phase I construction with a bank. The maximum loan amount is $2,275,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. Sun City paid off the loan in full on May 15, 2000. Interest paid for the year ended December 31, 2000 was $9,051 and has been capitalized. In June 1999, Sun City entered into a second promissory note agreement for Phase II construction loan with the same bank. The maximum loan amount is $4,119,000 and accrues interest at 1.5% per annum in excess of the prime rate. Interest is payable monthly. Sun City paid off the loan in full on May 15, 2000. Interest paid for the year ended December 31, 2000 was $40,687 and has been capitalized.

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount is $7,406,000 with a maturity date of June 10, 2001. Interest accrues at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate shall change from time to time as to when the Index Rate changes, but in no event shall the Interest Rate be lower than 7%. As of December 31, 2000, Remington has a principal balance due on the note of $4,956,379. Interest paid for the year ended December 31, 2000 was $327,443 and has been capitalized. TMP Land Mortgage Fund, Ltd. is the guarantor of this promissory note.

Note 12 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who will develop the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership.

In June 1999, the Partnership contributed approximately $206,000 to Sun City to pay down the construction loan and the Partnership incurred a loss of approximately $51,500 (25%) on this contribution, which is included in Minority Interests Loss in consolidated affiliates. In addition, a loss of $123,135 and a loss of $662 related to Sun City and Remington's operations is included in Minority Interests Loss in Consolidated Affiliates in the Consolidated Statements of Operations, for the year ended December 31, 2000.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

Note 12 - Minority Interests (continued)

In June 2000, the Partnership entered into a joint venture agreement with TMP Land Mortgage Fund and PacWest whereby the Partnership contributed land and $24,750 in cash for a 99% interest in RSJ Builders, LLC. PWIE contributed $250 for its 1% interest. A loss of $114 related to RSJ 's operations is included in Minority Interests loss in Consolidated Affiliates in the Consolidated Statements of Operations, for the year ended December 31, 2000.

Note 13 - Property Sales

During the year ended December 31, 1999 Sun City sold twenty-three lots. The following is a summary of the properties sold:

         Income from Sale of Properties                       $       3,389,887

         Cost of Properties                                           3,437,723
         Marketing & Selling Costs                                       39,340
                                                              -----------------
         Total Costs                                                  3,477,063
                                                              -----------------

         Loss on Sale of Properties                           $         (87,176)
                                                              =================

In July 1999, the Partnership sold approximately 1.84 acres in Sun City. The sale price of the property was $100,000 and the Partnership recorded a gain of approximately $93,000 (excluding the “manager profit participation” as defined in the Management Agreement of $12,073 that was paid to PacWest). The following is a summary of the property sold:

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
                                                              ==================

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

Note 13 - Property Sales (continued)

In July 1999, the Partnership sold approximately 2.14 acres in Sun City. The sale price of the property was $279,655 and the Partnership recorded a gain of approximately $18,000 (excluding the “manager profit participation” as defined in the Management Agreement of $12,912 that was paid to PacWest). The following is a summary of the property sold:

         Sales Price                                          $          279,655
         Cost of Property
            (Includes capitalized carrying costs)                        243,306
         Selling Costs                                                    18,661
                                                              ------------------
         Total Costs                                                     261,967
                                                              ------------------

         Gain on Sale of Property                             $           17,688
                                                              ==================

During the year ended December 31, 2000 Sun City has sold all homes in this project. The following is a summary of the properties sold:

         Income from Sale of Properties                       $       3,513,839

         Cost of Properties                                           3,989,030
         Marketing & Selling Costs                                        9,789
                                                              -----------------
         Total Costs                                                  3,998,819
                                                              -----------------

         Loss on Sale of Properties                           $        (484,980)
                                                              =================

In November 2000, the Partnership went into escrow on the sale of the Sunset Crossing property. The sales price is $2,750,000. A $10,000 deposit was received and recorded as Accounts Payable & Other in the Consolidated Balance Sheets as of December 31, 2000.

                           TMP LAND MORTGAGE FUND, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 2000

COLUMN          A         B            C                D             E           F             G            H           I

                                               COSTS CAPITALIZED
                                                   SUBSEQUENT          Gross
                                                TO ACQUISITION       amount at                                           Estimated
                                       Initial             Carrying which Carried  Accumulated     Date of       Date  Depreciable
Description of Assets  Encumbrances   Cost   Improvement  Cost    at Year-End   Depreciation  Construction  Acquired    Life

Unimproved land -    $ 8,055,456 $ 3,550,000  $  63,737 $ 8,619,837 $ 12,233,574        -0-           N/A     06/02/94&
San Jacinto                                                                                                    08/11/94    N/A
Unimproved land -            -0-   1,077,000          0      54,975    1,131,975        -0-           N/A                  N/A
Sun City
Unimproved land -            -0-   1,875,000      1,500      82,455    1,958,955        -0-           N/A      12/21/94    N/A
Banning
Unimproved land -      4,956,379   1,658,000  2,565,163   4,133,057    8,356,220        -0-           N/A      08/23/95    N/A
                    ------------   --------- ----------   ---------   ----------
San Diego           $ 13,011,835 $ 8,160,000 $2,630,400 $12,890,324 $ 23,680,724        -0-
                     ===========  =========== =========  ==========  ===========        ===

Less valuation allowance:                                           $  4,168,118
                                                                    ------------
Net carrying value                                                  $ 19,512,606
                                                                    ============

Reconciliation of carrying amount
---------------------------------

Beginning balance                                    $16,352,585

Additions:  Carrying Costs/Improvements                5,930,894
Deductions:
  Carrying costs/Improvements             2,246,712
   Initial Cost                             420,000
   Increase in valuation allowance          104,161
                                          ---------
     Total Deductions                                  2,770,873
                                                       ---------

Ending balance                                       $19,512,606
                                                      ==========

                                                               TMP LAND MORTGAGE FUND, LTD
                                                           (A California Limited Partnership)
                                                 Schedule II - Real Estate and Accumulated Depreciation
                                                  (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                           For the Year Ended December 31, 1999

COLUMN          A         B              C                D             E           F         G            H            I

                                               COSTS CAPITALIZED
                                                   SUBSEQUENT
                                                TO ACQUISITION          Gross
                                                --------------         amount at                                         Estimated
                                      Initial             Carrying   which Carried  Accumulated   Date of       Date    Depreciable
Description of Assets  Encumbrances Cost    Improvement  Cost      at Year-End Depreciation  Construction  Acquired  Life

Unimproved land -    $ 6,301,117 $ 3,550,000 $   63,737 $ 6,823,910 $ 10,437,647     -0-           N/A       06/02/94&
San Jacinto                                                                                                   08/11/94      N/A
Unimproved land -            -0-   1,077,000          0      43,204    1,120,204     -0-           N/A                      N/A
Sun City
Unimproved land -      1,198,082     420,000  2,247,712           0    2,666,712     -0-           N/A                      N/A
Sun City
Unimproved land -            -0-   1,875,000      1,500      67,497    1,943,997     -0-           N/A        12/21/94      N/A
Banning
Unimproved land -      1,247,719   1,658,000  2,565,163      24,819    4,247,982     -0-           N/A        08/23/95      N/A
                       ---------   ---------  ---------     -------   ----------
San Diego            $ 8,746,918 $ 8,580,000 $4,877,112 $ 6,959,430  $20,416,542     -0-
                      ==========  ==========  =========  ==========   ==========     ===

Less valuation allowance:                                            $ 4,063,957
                                                                     -----------
Net carrying value                                                   $16,352,585
                                                                     ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                                 $12,555,444

Additions:  Carrying Costs/Improvements             7,584,148
Deductions:
  Carrying costs/Improvements             3,746,159
   Increase in valuation allowance           40,848
                                           --------
     Total Deductions                               3,787,007
                                                  -----------

Ending balance                                    $16,352,585
                                                  ===========

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent accounting firm. On April 14, 1999, the Registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. The General Partners provide management of the Partnership. However, on April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

TMP Properties, a California General Partnership, and TMP Investments, Inc., a California Corporation, are the General Partners. TMP Properties was formed on July 14, 1978. TMP Properties’ principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eight public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building), which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. In addition, TMP Properties has been and will continue to be engaged in property management, assets management, real estate accounting, budgetary services and partnership management on behalf of existing limited partnership and limited partnerships, which it sponsors in the future. The general partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel.

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

WILLIAM O. PASSO, 59, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National

Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real-estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. d.b.a. TMP Management, a property management company, and an officer of TMP Capital Corp, (“TMP CC”), a NASD registered broker-dealer.

SCOTT E. MCDANIEL, 54, is a General Partner of TMP Properties. He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 54, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP CC; a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker-dealer community.

In addition to being a general partner of the Partnership, TMP Properties, and some of its affiliates, have been and continue to be a general partner of other limited partnerships. If any such other limited partnerships’ assets should become insufficient to meet Partnership obligations, TMP Properties, as a general partner of such other limited partnerships, might be subject to liabilities on behalf of such partnerships.

ITEM 11     EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 15, 1991) through the year ended December 31, 2000, the Partnership paid no fees to the General Partners but, did receive collectively $22,323 during the year ended December 31, 1997 as their share of the Partnership distributions. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12     SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000 the Partnership has 15,715 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table sets forth the number of the Units beneficially owned as of December 31, 2000 by each officer, director and General Partner and by all such persons as a group.

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

OFFERING AND ORGANIZATIONAL STAGE

Amount paid from Formation thru 12/31/2000

Form of Compensation
----------------------
and Recipient               Description of Payment                                  Amount of Compensation
-------------               ----------------------                                  ----------------------

Selling Commissions (TMP    Up to a maximum of 10% gross proceeds, a minimum              Paid by TMP
CC and certain              of 8%, which was reallocated to participating soliciting      Realty, Inc
Soliciting dealers)         dealers (which included TMP CC) from Units
                            sold by them.  Up to an additional 5% paid to soliciting
                            Dealers (which included TMP CC) for due
                            diligence activities.

Reimbursement of            Organizational Expenses reimbursed to the general              Paid by TMP
Organizational Expenses     partners for advertising, mailing, printing costs,             Realty Inc
(general partners)          clerical expenses, legal and accounting fees.

Reimbursement of Loan       The general partners were reimbursed for all out of            Paid by TMP
Expenses (general partners) pocket expenses directly related to the loans, including       Realty Inc.
                            credit evaluation expenses, property evaluation expenses,
                            appraisal reports, title reports, environmental reports
                            and remediations, and feasibility studies, escrow expenses, deposits and interest, and other similar expenses; but
                            not including the general partners' overhead, salaries,
                            travel or like expenses.

OPERATING AND LIQUIDATION STAGE

Form of Compensation
----------------------
and Recipient               Description of Payment                               Amount of Compensation
-------------               ----------------------                               ----------------------

Loan Servicing Fee          For servicing the loans made by the Partnership,        $422,556
                            TMP Investments received a monthly
                            Loan Servicing Fee that was charged to and
                            paid by each borrower in an amount up to
                            1/8 of 1% of the outstanding principal amount
                            of this mortgage loan.

Broker Loan Placement       TMP Realty, Inc. received Broker Loan                   $1,627,475
Fee (Licensed Real Estate   Placement Fees from borrowers, as was
Broker Affiliated           negotiated by TMP Realty, Inc. with such
with general partners)      borrowers, as follows: TMP Realty, Inc.
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
Allocation of each          Net Income, Net Loss, and Distributions
Material Item (General      of Cash from Operations.
Partners)

Subordinated Participation  A 24% interest in allocation of Net                     None Paid
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

                  10.7.3 Deed of Trust - PR Equities Loan (Loan #2)

                  10.10.1 Loan Agreement - Fox-Olson Loan (Loan #5)

                  10.10.2 Promissory Note - Fox-Olson Loan (Loan #5)

                  10.10.3 Deed of Trust - Fox-Olson Loan (Loan #5)

                  10.11.1 Loan Agreement - Environmental Development, Ltd.(Loan #6)

                  10.11.2 Promissory Note - Environmental Development, Ltd.(Loan #6)

                  10.11.3 Deed of Trust - Environmental Development Ltd.(Loan #6)

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

                  10.13.3 Deed of Trust - Singletary Loan (Loan #8)

                  10.14.1 Loan Agreement - LaMonte Loan (Loan #9)

                  10.14.2 Promissory Note - LaMonte Loan (Loan #9)

                  10.14.3 Deed of Trust - LaMonte Loan (Loan #9)

                  10.14.4 Subordination, Non-disturbance and Attornment Agreement-
                  LaMonte Loan (Loan #9)

                  10.14.5 Consent to and Subordination of Deed of Trust-
                  LaMonte Loan (Loan #9)

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: April 8, 2001

                  TMP Land Mortgage Fund, Ltd.
                  A California Limited Partnership

                  By: TMP Investments, Inc., a California Corporation as
                      Co-General Partner

                  By:_______/S/WILLIAM O PASSO___________
                           William O. Passo, President

                  By:______/S/ANTHONY W THOMPSON_________
                           Anthony W. Thompson, Exec. VP

                  By: TMP Properties, a California General Partnership as
                      Co-General Partner

                  By:______/S/WILLIAM O PASSO____________
                           William O. Passo, General Partner

                  By:______/S/ANTHONY W THOMPSON_________
                           Anthony W. Thompson, General Partner

                  By:______/S/SCOTT E MCDANIEL___________
                           Scott E. McDaniel, General Partner