Form 10QSB
period 2001-03-31
TMP LAND MORTGAGE FUND LTD
filed 2001-05-15
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001
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

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format: ____Yes__X__No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000, Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000, and Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000 (b) the financial position at March 31, 2001 and (c) the cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                   March 31,     December 31
                                                    2001            2000
                                                 (unaudited)
                                                 -----------     -----------

                                     Assets

Cash ............................................$   934,504    $    768,350
Prepaid Expenses & Other ........................     30,697          34,788
Investments (Note 8) ............................    375,000         375,000
Investment in Unimproved Land, Net .............. 21,260,946      19,512,606
                                                 -----------    ------------

      Total Assets ..............................$22,601,147    $ 20,690,744
                                                 ===========    ============

                        Liabilities and Partners' Capital

Accounts Payable & Other ....................... $   589,960    $    824,608
Due to Affiliates (Notes 5 & 7) ................       7,858               0
Franchise Taxes Payable ........................       1,600           1,600
Property Taxes Payable (Note 10) ...............   8,759,867       8,055,456
Notes Payable (Note 11) ........................   6,395,624       4,956,379
                                                 -----------    ------------

      Total Liabilities ........................  15,754,909      13,838,043
                                                 -----------    ------------

Minority Interests (Note 12) ...................     711,006         744,361
                                                 -----------    ------------

General Partners ...............................     (95,850)        (96,119)
Limited Partners:  20,000 Equity Units
                           Authorized:
 15,715 Units Outstanding ......................   6,231,082       6,204,459
                                                 -----------    ------------

    Total Partners' Capital ....................   6,135,232       6,108,340
                                                 -----------    ------------

    Total Liabilities and Partners'Capital ..... $22,601,147    $ 20,690,744
                                                 ===========    ============

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                    March 31,     March 31,
                                                     2001            2000

Property Sales ..................................$         0    $  1,777,069
Cost of Property Sales ..........................          0      (1,624,751)
                                                 -----------    ------------
         Net Gain on Property Sales .............          0         152,318

Income
     Interest ...................................      7,527          11,466
     Other ......................................      2,500             900
                                                 -----------    ------------

         Total Income ...........................     10,027          12,366
                                                 -----------    ------------

Expenses
     Accounting & Financial Reporting ...........        343          19,192
     General  & Administrative ..................        808           2,512
     Outside Professional Services ..............     12,138           9,496
     Other ......................................          0          17,935
                                                 -----------    ------------

         Total Expenses .........................     13,289          49,135
                                                 -----------    ------------

Net (Loss) Income before Minority Interests
& Taxes .....                                         (3,262)        115,549

Minority Interests Gain (Loss) in Consolidated
 Affiliates                                           33,354         (38,852)

State Franchise Tax ...................               (3,200)         (2,400)
                                                 -----------    ------------

         Net Income .............................$    26,892    $     74,297
                                                 ===========    ============

Allocation of Net Income:

General Partners, in the Aggregate: .............$       269    $        743
                                                 ===========    ============

Limited Partners, in the Aggregate: .............$    26,623    $     73,554
                                                 ===========    ============

Limited Partners, per Equity Unit: ..............$      1.69    $       4.68
                                                 ===========    ============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Three months Ended
                                                   March 31,      March 31,
                                                      2001            2000
                                                   --------       ---------

Cash Flows from Operating Activities:
 Net Income .....................................$    26,892    $    74,297
 Adjustments to Reconcile Net Income to Net Cash
      (Used In) Operating Activities:
    Minority Interests in Consolidated Affiliates    (33,355)        38,833
    Loss on Property Sales ......................          0       (152,318)
    Accretion of Discounted Notes Receivable ....          0        (10,485)
    Other .......................................          0         17,935
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and Other ......      4,091          5,299
    Increase in Franchise Taxes Payable .........          0          2,400
    Increase in Property Taxes Payable ..........      4,628
    (Decrease) in Accounts Payable & Other ......   (234,648)      (355,346)
                                                 -----------    ------------

        Net Cash (Used In) Operating Activities .   (237,020)      (374,757)
                                                 -----------    ------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales ..........          0      1,777,069
      Payment of Selling Expenses ...............          0        (12,782)
      Increase in Land Development and Carrying
       Costs .....                                (1,043,929)    (1,390,517)
                                                 -----------    ------------

        Net Cash (Used In) Provided By Investing
        Activities                                (1,043,929)       373,770
                                                 -----------    ------------

Cash Flows from Financing Activities:
      Net Proceeds from Affiliates ..............      7,858         47,853
      Net (Payments) Proceeds from Notes Payable   1,439,245        (83,480)
                                                 -----------    ------------

        Net Cash Provided By (Used In) Financing
 Activities                                        1,447,103        (35,627)
                                                 -----------    ------------

Increase (Decrease) in Cash .....................    166,154        (36,614)

Cash, Beginning of Period .......................    768,350        178,234
                                                 -----------    ------------

Cash, End of Period .............................$   934,504    $   141,620
                                                 ===========    ============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                  Consolidated Statements of Cash Flows, con't
                                   (Unaudited)

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                              $     3,200    $          0

Cash Paid for Interest                           $   150,517    $     73,697

Other Disclosures:
Non-cash  investing  activities during the three months ended March 31, 2001 and
2000  consisted of an increase in the carrying costs of Investment in Unimproved
Land equal to  additional  property  tax  liabilities  incurred of $704,411  and
$446,219, respectively.

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2001
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
March 31, 2001
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
March 31, 2001
(Unaudited)

Note 2 - Organization of the Partnership (continued)

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

No distributions were made during 2001 or 2000.

Note 5 - Related Party Transactions

During the year ended December 31, 2000, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. TMP Homes paid $165,000 to Sun City and $38,500 to Remington as an advance for fees. Both Remington and Sun City paid back these funds during 2000.

During the period ended March 31, 2001, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $7,500 of bank loan fees on behalf of Remington. As of March 31, 2001 these funds have not been paid back to TMP Homes.

See Note 2 regarding information on management of the Partnership during 2001.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2001
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

As of December 31, 2000 MIP has repaid the Partnership in full. The Partnership accreted interest income on these notes during the year ended December 31, 2000 of $12,151, which is included in interest income in the Consolidated Statements of Operations.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2001
(Unaudited)

Note 7 - Agreements with PacWest (continued)

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,000, including advances & interest.

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 2001 and December 31, 2000, the Partnership has $358 and $0, respectively, payable to PacWest related to the aforementioned agreements.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2001
(Unaudited)

Note 8 - Investments

The following is a summary of the investments of the Partnership as of March 31 and December 31:

                                                     2001           2000
                                                    -----           ----

     TMP Flowerfield - San Jacinto, LLC
                       (Flowerfield)             $         0    $          0
     Peppertree Park, LLC (Peppertree)               375,000         375,000
                                                 $   375,000    $    375,000

The Partnership had a 75% membership interest in TMP Flowerfield-San Jacinto, LLC which was organized for the purpose of acquiring, owning and developing certain parcels of land into single-family home developments in San Jacinto, California. The equity method was used to account for the Partnership’s share of Flowerfield’s earnings or losses, which is not materially different than the consolidation of this majority owned investment. Flowerfield abandoned the project in 2000, and therefore, the Partnership investment as of March 31, 2001 and December 31, 2000 is equal to zero.

The Partnership has a 20% interest in Peppertree, which was formed to acquire and develop certain property in San Diego, California. The Partnership’s 20% interest is stated at its cost of $500,000 less a write down of $125,000 in 2000 to record the investment at its net market value. Effective March 31,2001 the Partnership entered into an agreement to sell its interest for $375,000.

Note 9 - Other Receivables

During 1995 the Partnership invested approximately $855,000 in Steadfast H.S.C., LLC (Steadfast) that was formed to acquire and operate an apartment building. In 1997, this investment was sold for a $521,110 gain to the Partnership; of which all but $13,661 was distributed. This amount was deemed uncollectible as of December 31, 2000.

Note 10 - Property Taxes Payable

As of March 31, 2001 and December 31, 2000, approximately $8,755,686 and $8,055,456, respectively, of property taxes is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2001
(Unaudited)

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

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount is $7,406,000 with a maturity date of June 10, 2001. Interest accrues at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate shall change from time to time as to when the Index Rate changes, but in no event shall the Interest Rate be lower than 7%. As of March 31, 2001 and December 31, 2000, Remington had a principal balance due on the note of $6,395,624 and $4,956,379, respectively. Interest paid for the period and year ended March 31, 2001 and December 31, 2000 was $ 150,517 and $327,443, respectively, and has been capitalized. The Partnership is a guarantor of the promissory note.

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

In June 1999, the Partnership contributed approximately $206,000 to Sun City to pay down the construction loan and the Partnership incurred a loss of approximately $51,500 (25%) on this contribution.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2001
(Unaudited)

Note 12 - Minority Interests (continued)

In June 2000, the Partnership entered into a joint venture agreement with TMP Land Mortgage Fund and PacWest whereby the Partnership contributed land and $24,750 in cash for a 99% interest in RSJ Builders, LLC. PWIE contributed $250 for its 1% interest. A loss of $15 related to RSJ ‘s operations is included in Minority Interests Loss in Consolidated Affiliates in the Consolidated Statements of Operations, for the period ended March 31, 2001.

Note 13 - Property Sales

During the year ended December 31, 2000 Sun City has sold all homes in this project. The following is a summary of the properties sold:

         Income from Sale of Properties          $        3,513,839

         Cost of Properties                               3,989,030
         Marketing & Selling Costs                            9,789
         Total Costs                                      3,998,819

         Loss on Sale of Properties              $        (484,980)

In November 2000, the Partnership went into escrow on the sale of the Sunset Crossing property. The sales price is $2,750,000. Two $10,000 deposits were received as of March 31, 2001 and recorded as Accounts Payable & Other in the Consolidated Balance Sheets as of March 31, 2001.

Note 14-Subsequent Event

A notice of Levy under Writ of Sale was recorded on March 21, 2000 relating to the San Jacinto property contributed by the Partnership to RSJ Builders.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that the Partnership’s management believes is relevant to an assessment and understanding of the Partnership’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this report.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership’s property regarding matters that are not historical are forward-looking statements. The Partnership’s actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership’s business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto and with the Partnerships’ audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2001

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the year ended December 31, 1999, Sun City sold twenty-three lots. The following is a summary of the properties sold:

         Income from Sale of Properties          $   3,389,887

         Cost of Properties                          3,437,723
         Marketing & Selling Costs                      39,340
                                                 -------------
         Total Costs                                 3,477,063
                                                 -------------

         Loss on Sale of Properties              $     (87,176)
                                                 =============

In July 1999, the Partnership sold approximately 1.84 acres in Sun City. The sale price of the property was $100,000 and the Partnership recorded a gain of approximately $93,000 (excluding the “manager profit participation” as defined in the Management Agreement of $12,073 that was paid to PacWest). The following is a summary of the property sold:

         Sales Price                             $     100,000
         Cost of Property
            (Includes capitalized carrying &
             selling costs)                              7,129
         Gain on Sale of Property                $      92,871
                                                 =============

In July 1999, the Partnership sold approximately 2.14 acres in Sun City. The sale price of the property was $279,655 and the Partnership recorded a gain of approximately $18,000 (excluding the “manager profit participation” as defined in the Management Agreement of $12,912 that was paid to PacWest). The following is a summary of the property sold:

         Sales Price                             $     279,655

         Cost of Property
            (Includes capitalized carrying costs)      243,306
         Selling Costs                                  18,661
                                                 -------------
         Total Costs                                   261,967
                                                 -------------

         Gain on Sale of Property                $      17,688
                                                 =============

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2001

During the year ended December 31, 2000, Sun City has sold out all homes in this project. The following is a summary of the properties sold:

         Income from Sale of Properties          $        3,513,839

         Cost of Properties                               3,989,030
         Marketing & Selling Costs                            9,789
                                                 ------------------
         Total Costs                                      3,998,819
                                                 ------------------

         Loss on Sale of Properties              $         (484,980)
                                                 ==================

In November 2000, the Partnership went into escrow on the sale of the Sunset Crossing property. The sales price is $2,750,000. Two $10,000 deposits were received as of March 31, 2001 and recorded as Accounts Payable & Other in the Consolidated Balance Sheets as of March 31, 2001.

During the period ended March 31, 2001 and 2000, $7,527 and $11,466, respectively, of interest income was earned, of which $0 and $10,485, respectively, was earned from the notes receivable from affiliate (See Note 6).

Total expenses for the period ended March 31, 2001 compared with the period ended March 31, 2000, decreased by $35,846 due to decreases in Accounting & Financial Reporting, General & Administrative, and Other. Accounting & Financial Reporting decrease of $18,849 is directly related to the timing of the costs incurred to prepare, review and file the appropriate financial information for the Partnership. Other expenses includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale. No such services were performed during the period ended March 31, 2001. These decreases were partially offset by an increase in Outside Professional Services of $2,642 related to legal fees associated with the dissolution of Sun City.

Net gains of $33,354 and net losses of $38,852 are recorded in Minority Interest in Consolidated Affiliates for the periods ended March 31, 2001 and 2000, respectively.

Investing activities for the period ended March 31, 2001 used $1,043,929 cash, mainly to pay for development and for carrying costs of the land held for investment.

Investing activities for the period ended March 31, 2000 used $1,390,517 of cash, mainly to pay for development and for carrying costs of the land held for investment. In addition, the Partnership used $12,782 to pay for certain selling expenses relating to the sale of properties during the period ended March 31, 2000. This use of funds was partially offset by the funds provided by the Partnership of $1,777,069 from the sale of the properties.

Financing activities for the period ended March 31, 2001 includes proceeds of $1,439,245, relating to borrowings on the construction loans. Proceeds for the period ended March 31, 2001 also include affiliate advances of $7,500, respectively, from TMP Homes.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2001

Financing activities for the period ended March 31, 2000 used $83,480 to paydown the construction loans. In addition, payments of $27,147 were made to TMP Homes to pay back certain advances and $75,000 was received from MIP to reduce the Notes Receivable due from Affiliate balance.

The Partnership had three properties as of March 31, 2001 that are being held for appreciation and resale. Remington is holding additional parcels for development and future sale of residential units. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The following is an update of the foreclosed properties status from the December 31, 2000 10-KSB report:

[/TABLE]
TMP Flowerfield, LLC - The foreclosed San Jacinto properties have substantial Mello-Roos assessments and property tax delinquencies. An Installment Payment Plan (five-year payment plan) with the County of Riverside Tax Collector was begun in June 1999 to avoid the property being sold at a tax sale. An installment payment was due on April 10, 2000; however, it was decided not to pay the installment. In the meantime, the General Partners are attempting both to have the Mello-Roos bonds restructured and/or the penalties reduced, and sell the property by aggressively marketing the six tracts. A default judgment was filed against the property on October 10, 2000. As of December 31, 2000 the Partnership contributed this property to RSJ Builders, LLC. (“RSJ”)
[/TABLE]
Sunset Crossing I Loan – The property is currently in escrow for $2,750,000. The escrow period has an estimated closing date of June 17, 2002. In accordance with the escrow instructions, $20,000 was released to the Partnership as of March 31, 2001.
[/TABLE]
TMP Remington, LLC – The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on the site. During 1999, and in accordance with the LLC Member Agreement, the Partnership contributed this property to the LLC for a predetermined value of $1,638,000. Phase I will consist of 48 production homes, 4 models and one parking lot. Phase II will consist of 43 production homes. Phase III will consist of 38 production homes and Phase IV will consist of 50 production homes. Phase I construction began in the third quarter of 1999 upon obtaining financing in July 1999.
[/TABLE]
No homes closed during the period ended March 31, 2001, but all 29 homes in the 1st and 2nd release have sold. The Partnership made an additional capital contribution to Remington of $275,000 during the period ended March 31, 2001.
[/TABLE]
TMP Homes Flowerfield – Sun City, LLC – The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on this site. Phase I will consist of 11 production homes and 2 models. Phase II will consist of 17 production homes. Phase III consisted of 15 production homes. Phase I and Phase II construction was completed in 1999. Phase III construction was completed in 2000. During the year ended December 31, 1998, and in accordance with the LLC Member Agreement, the Partnership contributed this property to the LLC for a predetermined value of $420,000.
[/TABLE]

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2001

The 1.84 acres of this property was sold in July 1999 for a sales price of $100,000.

No other significant activity or changes have occurred in the Partnership properties.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Partnership had cash on hand of $934,504. All other proceeds from the sale of Units and property have been invested in the making of loans, working capital reserves, or have been used in foreclosure proceedings or maintaining the foreclosed properties for the Partnership.

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

The Partnership does not intend to make any new land loans with existing or future partnership cash. At March 31, 2001, the Partnership had development agreements with TMP Homes, LLC, an affiliated company, to develop single-family homes on three of the properties the Partnership has acquired through foreclosure. In addition, the Partnership has a $375,000 investment in a single-family development that resulted from the Peppertree loan. The Partnership was repaid $1,500,000 of the $2,000,000 Peppertree loan in cash. The remaining $500,000 represented a 20% investment in the project until a write down of $125,000 in 2000 occurred to record the investment at its net market value. The Partnership may incur indebtedness from nonaffiliated financial institutions in order to complete any development for projects in which the Partnership is involved.

The properties relating to the nine loans that were foreclosed upon by the Partnership produce no income. Accordingly, the Partnership is not making distributions to partners except from the sales proceeds of certain partnership assets. The Partnership cash reserves are being used to fund the operating cash needs of the Partnership. As of March 31, 2001, the Partnership had sufficient cash reserves for the next twelve months.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2001

In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds are allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships will not be limited to a maximum of $2,500,000.

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,000, including advances & interest.

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
March 31, 2001

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

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount is $7,406,000 with a maturity date of June 10, 2001. Interest accrues at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate shall change from time to time as to when the Index Rate changes, but in no event shall the Interest Rate be lower than 7%. As of March 31, 2001 and December 31, 2000, Remington had a principal balance due on the note of $6,395,622 and $4,956,379, respectively. Interest paid for the period and year ended March 31, 2001 and December 31, 2000 was $ 150,517 and $327,443, respectively, and has been capitalized. The Partnership is a guarantor of the promissory note.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material manner.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2001

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

                              By:       \s\ Scott E. McDaniel
                                    -------------------------------------
                                      Scott E. McDaniel Partner

                By:    JAFCO, Inc., A California Corporation as Chief Accounting
                       Officer

                                 By:      \s\ John A. Fonseca
                                       -------------------------------------
                                          John A. Fonseca, President
As of March 31, 2001 all homes have sold and this project is currently being wrapped up for final dissolution. The Partnership received a $310,000 distribution from the project during the period ended March 31, 2001.