Form 10QSB
period 2001-06-30
TMP LAND MORTGAGE FUND LTD
filed 2001-08-14
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001
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

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000, Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000, and Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000 (b) the financial position at June 30, 2001 and (c) the cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                             June 30,           December 31
                                               2001                 2000
                                            (unaudited)           (audited)
                                            ----------            ---------

                                     Assets

Cash                                    $        757,079       $        768,350
Prepaid Expenses & Other                          33,459                 34,788
Investments (Note 7)                              75,000                375,000
Investment in Unimproved Land, Net            19,098,682             19,512,606
                                        ----------------       -----------------

      Total Assets                      $     19,964,220       $     20,690,744
                                        ================       =================

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other                $        651,616       $        824,608
Due to Affiliates (Notes 5 & 6)                      236                      0
Franchise Taxes Payable                              800                  1,600
Property Taxes Payable (Note 8)                9,530,041              8,055,456
Notes Payable (Note 9)                         3,577,052              4,956,379
                                        ----------------       -----------------

      Total Liabilities                       13,759,745             13,838,043
                                        ----------------       -----------------

Minority Interests (Note 10)                     548,008                744,361
                                        ----------------       -----------------

General Partners                                (100,638)               (96,119)
Limited Partners:  20,000 Equity Units
                   Authorized:
 15,715 Units Outstanding                      5,757,105              6,204,459
                                        ----------------       -----------------

      Total Partners' Capital                  5,656,467              6,108,340
                                        ----------------       -----------------

      Total Liabilities and Partners'
      Capital                           $     19,964,220       $     20,690,744
                                        ================       =================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Three Months Ended
                                              June 30,               June 30,
                                                2001                   2000

Property Sales                              $  3,895,369            $ 1,071,240
Cost of Property Sales                        (4,519,486)            (1,269,921)
                                            ------------            ------------
         Net Loss on Property Sales             (624,117)              (198,681)

Income
     Interest                                      7,275                  5,365
     Other                                         3,300                  1,850
                                            ------------            ------------
         Total Loss                             (613,542)              (191,466)
                                            ------------            ------------

Expenses
     Accounting & Financial Reporting              7,597                  5,775
     General  & Administrative                       669                  1,062
     Outside Professional Services                11,490                 18,007
     Other                                         2,216                  5,642
                                            ------------            ------------

         Total Expenses                           21,972                 30,486
                                            ------------            ------------

Net Loss  before Minority Interests &
Taxes                                           (635,514)              (221,952)

Minority Interests Gain (Loss) in
Consolidated Affiliates                          162,998                 42,694

State Franchise & Other Taxes                    (6,251)                 (5,990)
                                            ------------            ------------

         Net Loss                           $   (478,767)           $  (185,248)
                                            ============            ============

Allocation of Net Loss:

General Partners, in the Aggregate:         $     (4,788)           $      (185)
                                            ============            ============

Limited Partners, in the Aggregate:         $   (473,979)           $  (185,063)
                                            ============            ============

Limited Partners, per Equity Unit:          $     (30.16)           $    (11.78)
                                            ============            ============

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Six Months Ended
                                                June 30,              June 30,
                                                  2001                  2000

Property Sales                             $    3,895,369           $ 2,999,699
Cost of Property Sales                        (4,519,486)            (3,059,715)
                                            ------------            ------------
         Net Loss on Property Sales             (624,117)               (60,016)

Income
     Interest                                      14,802                16,831
     Other                                          5,800                 4,107
                                            ------------            ------------
         Total Loss                             (603,515)               (39,078)
                                            ------------            ------------

Expenses
     Accounting & Financial Reporting               7,940                24,490
     General  & Administrative                      1,605                 4,931
     Outside Professional Services                 23,501               27,978
     Other                                          2,216                23,577
                                            ------------            ------------

         Total Expenses                           35,262                 80,976
                                            ------------            ------------

Net Loss before Minority Interests &
Taxes                                           (638,777)              (120,054)

Minority Interests Gain (Loss) in
Consolidated Affiliates                          196,355                 16,694

State Franchise & Other Taxes                     (9,451)                (7,590)
                                            ------------            ------------

         Net Loss                          $    (451,873)           $  (110,950)
                                            ============            ============

Allocation of Net Loss:

General Partners, in the Aggregate:        $      (4,519)           $    (1,109)
                                            ============            ============

Limited Partners, in the Aggregate:        $    (447,354)           $  (109,841)
                                            ============            ============

Limited Partners, per Equity Unit:         $      (28.47)           $     (6.99)
                                            ============            ============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                           Six months Ended
                                                     June 30,        June 30,
                                                        2001           2000

Cash Flows from Operating Activities:
  Net Loss                                         $  (451,873)  $     (110,950)
  Adjustments to Reconcile Net Income to Net Cash
       (Used In) Operating Activities:
     Minority Interests in Consolidated Affiliates    (196,353)         (16,714)
     Loss on Property Sales                            624,117          (60,016)
     Accretion of Discounted Notes Receivable                0          (12,151)
     Other                                               2,216           23,577
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and Other               1,329            1,336
    Increase in Franchise Taxes Payable                   (800)               0
    (Decrease) in Accounts Payable & Other            (172,992)        (159,347)
                                                   -----------    -------------

        Net Cash (Used In) Operating Activities       (194,356)        (334,625)
                                                   -----------    -------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales               3,895,369        2,999,699
      Proceeds from Sale of Peppertree Investment      300,000                0
      Payment of Selling Expenses                      (10,000)         (15,149)
      Increase in Land Development and Carrying
      Costs                                         (2,623,193)      (3,111,837)
                                                   -----------    -------------

        Net Cash Provided By (Used In) Investing
        Activities                                   1,562,176         (127,287)
                                                   -----------    -------------

Cash Flows from Financing Activities:
      Net Proceeds from Affiliates                         236          191,528
      Net (Payments) Proceeds to/from Notes
      Payable                                       (1,379,327)         672,778
                                                   -----------    -------------

        Net Cash (Used In) Provided By Financing
        Activities                                  (1,379,091)         864,306
                                                   -----------    -------------

 (Decrease) Increase in Cash                           (11,271)         402,754

Cash, Beginning of Period                              768,350          178,234
                                                   -----------    -------------

Cash, End of Period                                $   757,079   $      580,988
                                                   ===========   ==============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                  Consolidated Statements of Cash Flows, con't
                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                $       7,051 $        7,590
                                                   ============= ==============

Cash Paid for Interest                             $     299,388 $      199,798
                                                   ============= ==============

Other Disclosures:
Non-cash investing activities during the six months ended June 30, 2001 and 2000 consisted of an increase in the carrying costs of Investment in Unimproved  Land equal  to  additional  property  tax  liabilities  incurred  of  $1,474,585  and
$895,042, respectively.

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2001
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

Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington), TMP Homes Flowerfield-Sun City, LLC (Sun City) and RSJ Builders, LLC ("RSJ"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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
June 30, 2001
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
June 30, 2001
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

No distributions have been made during the six-month periods ended June 30, 2001 and 2000, respectively.

Note 5 - Related Party Transactions

During the year ended December 31, 2000, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. TMP Homes paid $165,000 to Sun City and $38,500 to Remington as an advance for fees. Both Remington and Sun City paid back these funds during 2000.

During the six month period ended June 30, 2001, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $7,500 of bank loan fees on behalf of Remington. As of June 30, 2001 these funds have been paid back to TMP Homes.

See Note 2 regarding information on management of the Partnership during 2001.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2001
(unaudited)

Note 6 - Agreements with PacWest

In April 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid the General Partners and ten other related partnerships ("the TMP Land Partnerships") a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of June 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,374,000 including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement ("First Amendment"). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the "Asset Administration Fee" schedule and its reduction upon the sale of any property, 2) "Participation Fee" wording is altered to read "Manager Profit Participation" and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2001
(unaudited)

Note 6 - Agreements with PacWest (continued)

shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 2001 and December 31, 2000, the Partnership has $236 and $0, respectively, payable to PacWest related to the aforementioned agreements.

Note 7 - Investments

The following is a summary of the investments of the Partnership as of June 30 and December 31:

                                                        2001          2000
                                                       ------        ------

         Peppertree Park, LLC (Peppertree)         $      75,000 $      375,000
                                                   ------------- --------------
                                                   $      75,000 $      375,000
                                                   ============= ==============

The Partnership had a 75% membership interest in Flowerfield, which was organized for the purpose of acquiring, owning and developing certain parcels of land into single-family home developments in San Jacinto, California. The equity method was used to account for the Partnership’s share of Flowerfield’s earnings or losses, which is not materially different than the consolidation of this majority owned investment. Flowerfield abandoned the project in 2000, and therefore, the Partnership investment as of June 30, 2001 and December 31, 2000 is equal to zero.

The Partnership has a 20% interest in Peppertree, which was formed to acquire and develop certain property in San Diego, California. The Partnership’s 20% interest is stated at its cost of $500,000 less a write down of $125,000 in 2000 to record the investment at its net market value. The Partnership entered into an agreement to sell its interest in Peppertree for $375,000. As of June 30, 2001 $300,000 has been received relating to this sale.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2001
(unaudited)

Note 8 - Property Taxes Payable

As of June 30, 2001 and December 31, 2000, approximately $9,530,041 and $8,055,456, respectively, of property taxes and Mello-Roos tax assessments is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance.

Note 9 - Notes Payable

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

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount is $7,406,000 with a maturity date of June 10, 2001. The note has not been extended and is currently due. Proceeds from the sale of the homes are being used to pay down the loan. Interest accrues at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate shall change from time to time as to when the Index Rate changes, but in no event shall the Interest Rate be lower than 7%. As of June 30, 2001 and December 31, 2000, Remington had a principal balance due on the note of $3,577,052 and $4,956,379, respectively. Interest paid for the period and year ended June 30, 2001 and December 31, 2000 was $ 299,388 and $327,443, respectively, and has been capitalized. The Partnership is a guarantor of the promissory note.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2001
(unaudited)

Note 10 - Minority Interests

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

On May 26, 2000, the Partnership entered into a joint venture agreement with TMP Land Mortgage Fund and PacWest whereby the Partnership contributed land and $24,750 in cash for a 99% interest in RSJ Builders, LLC. PWIE contributed $250 for its 1% interest. A loss of $45 related to RSJ ‘s operations is included in Minority Interests Loss in Consolidated Affiliates in the Consolidated Statements of Operations, for the six-month period ended June 30, 2001.

Note 11 - Property Sales

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
                                                   ==================

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2001
(unaudited)

Note 11 - Property Sales (continued)

The Sunset Crossing property is in escrow. The escrow closing date was amended on July 19, 2001 to be January 15, 2003. As consideration for the extension, the purchase price was increased from $2,750,000 to $3,000,000. In accordance with the escrow instructions, $20,000 has been released to the Partnership as of June 30, 2001.

During the six month period ended June 30, 2001 Remington sold 20 homes in this project. The following is a summary of the properties sold:

         Income from Sale of Properties            $        3,895,369

         Cost of Properties                                 4,509,486
         Marketing & Selling Costs                             10,000
                                                   ------------------

         Total Costs                                        4,519,486
                                                   ------------------

         Loss on Sale of Properties                $        (624,117)
                                                   ==================

Note 12 - Subsequent Event

As of December 31, 2000 the Partnership contributed the TMP Flowerfield San Jacinto property to RSJ. A default judgment was filed against the property on October 10, 2000. In addition, a Notice of Levy under Writ of Sale was recorded on March 21, 2001. The date of the Sheriff’s Sale Under Foreclosure was scheduled for July 19, 2001. As of July 18, 2001 Chapter 11 bankruptcy has been filed by RSJ. Since the net carrying value of the property is equal to property tax and Mello Roos tax assessment liability, it is expected there will be no additional costs to RSJ except for bankruptcy, legal, and other related costs.

A distribution of $500,000 to the Limited Partners as a return of capital will be made during the third quarter 2001

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2001

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

During the three month period ended June 30, 2001 and 2000, $7,275 and $5,365, respectively, of interest income was earned, of which $0 and $1,666, respectively, was earned from the notes receivable from affiliate. During the six month period ended June 30, 2001 and 2000, $14,802 and $16,831, respectively, of interest income was earned. Property sales for the three months ended June 30, 2001 and 2000 resulted in losses of approximately $624,000 and $199,000, respectively. Property sales for the six months ended June 30, 2001 and 2000, resulted in losses of approximately $624,000 and $60,000, respectively.

16

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2001

Total expenses for the three-month period ended June 30, 2001 compared with the three-month period ended June 30, 2000, decreased by approximately $8,500 due to decreases in General & Administrative, Outside Professional Services and Other Expenses. Other expenses includes certain carrying costs related to the RSJ property in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services during the three-month period ended June 30, 2001. These decreases were partially offset by an increase in Accounting & Financial Reporting of $1,822.

Total expenses for the six-month period ended June 30, 2001 compared with the six-month period ended June 30, 2000, decreased by $45,714 due to decreases in all expense categories. Other expenses includes certain carrying costs related to the RSJ property in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services.

Net gains of $196,355 and $16,694 are recorded in Minority Interest in Consolidated Affiliates for the six-month periods ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Partnership had cash on hand of $757,079.

Operations for the six months ended June 30, 2001 utilized cash of approximately $194,000. Investing activities provided cash of approximately $1,560,000. Investing activities include proceeds from property sales of approximately $3,900,000 and $300,000 relating to the sale of the Peppertree investment. These sales proceeds are offset by increases in land development and carrying costs of approximately $2,600,000. Financing activities utilized cash of approximately $1,380,000 related to payments on the Remington note payable.

Operations for the six months ended June 30, 2000 utilized cash of approximately $334,000. Investing activities during the six months ended June 30, 2000 utilized cash of approximately $127,000. Cash proceeds received for property sales of approximately $3,000,000 were offset by cash utilized for the payment of land development and carrying costs and selling expenses of approximately $3,127,000. Advances from affiliates and proceeds from notes payable provided funds of approximately $864,000.

The Partnership had three properties as of June 30, 2001 that are being held for appreciation and resale or are in escrow. Remington, LLC is holding additional parcels for development and future sale of residential units. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds less any reserves needed for operations to the partners.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2001

RSJ Builders, LLC filed Chapter 11 bankruptcy as of July 18, 2001 in response to a prior default judgment and Notice of Levy under Writ of Sale relating to property located in San Jacinto, CA. Since the net carrying value of the property is equal to property tax and Mello Roos tax assessment liability, it is expected there will be no additional costs to RSJ except for bankruptcy, legal, and other related costs.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material manner.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2001

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