Form 10QSB
period 2001-09-30
TMP LAND MORTGAGE FUND LTD
filed 2001-11-14
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001
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

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000, Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000 (b) the financial position at September 30, 2001 and (c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                           September 30,         December 31
                                               2001                 2000
                                            (unaudited)           (audited)
                                          -------------         -------------

                                     Assets
                                     ------

Cash                                    $        300,720       $        768,350
Prepaid Expenses & Other                          82,363                 34,788
Investments (Note 7)                              50,000                375,000
Investment in Unimproved Land, Net            18,174,852             19,512,606
                                        ----------------       ----------------

      Total Assets                      $     18,607,935       $     20,690,744
                                        ================       ================

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other                $      1,233,783       $        824,608
Due to Affiliates (Notes 5 & 6)                   28,898                      0
Franchise Taxes Payable                              800                  1,600
Property Taxes Payable (Note 8)                9,583,599              8,055,456
Notes Payable (Note 9)                         2,417,412              4,956,379
                                        ----------------       ----------------

      Total Liabilities                       13,264,492             13,838,043
                                        ----------------       ----------------

Minority Interests (Note 10)                     466,062                744,361
                                        ----------------       ----------------

General Partners                                (108,379)               (96,119)
Limited Partners:  20,000 Equity Units
Authorized:
 15,715 Units Outstanding                      4,985,760              6,204,459
                                        ----------------       ----------------

      Total Partners' Capital                  4,877,381              6,108,340
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $     18,607,935       $     20,690,744
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Three Months Ended
                                                        September 30
                                                  2001                   2000
                                           --------------          -------------

Property Sales                          $      1,780,856       $        514,140
Cost of Property Sales                        (2,104,468)              (871,898)
                                          ---------------          -------------
         Net Loss on Property Sales             (323,612)              (357,758)

Income
     Interest                                      1,962                  6,475
     Other                                         2,500                  1,200
                                          --------------          -------------
         Total Loss                             (319,150)              (350,083)
                                          ---------------          -------------

Expenses
     Accounting & Financial Reporting              6,986                  7,677
     General & Administrative                       300                  2,661
      Manager Profit Participation                     0                  3,750
     Outside Professional Services                29,644                 10,311
     Other                                             0                 80,584
                                          --------------          -------------

         Total Expenses                           36,930                104,983
                                          --------------          -------------

Net Loss before Minority Interests &
Taxes                                           (356,080)              (455,066)

Minority Interests Gain (Loss) in
Consolidated Affiliates                           82,046                120,809

State Franchise & Other Taxes                          0                      0
                                        ----------------             ----------

         Net Loss                       $       (274,034)      $       (334,257)
                                        =================      =================

Allocation of Net Loss:

General Partners, in the Aggregate:     $         (2,740)      $         (3,343)
                                        =================      =================

Limited Partners, in the Aggregate:     $       (271,294)      $       (330,914)
                                        =================      =================

Limited Partners, per Equity Unit:      $         (17.26)      $         (21.05)
                                        =================      =================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   Nine months Ended
                                                     September 30
                                                2001                  2000
                                           ------------           -----------

Property Sales                          $      5,676,225       $      3,513,839
Cost of Property Sales                        (6,623,953)            (3,926,254)
                                          ---------------          -------------
         Net Loss on Property Sales             (947,728)              (412,415)

Income
     Interest                                     16,764                 23,305
     Other                                         8,300                  5,307
                                          --------------          -------------
         Total Loss                             (922,664)              (383,803)
                                          ---------------           ------------

Expenses
     Accounting & Financial Reporting             14,924                 31,832
     General  & Administrative                     1,905                 13,668
      Manager Profit Participation                     0                  3,750
     Outside Professional Services                53,145                 38,308
     Other                                         2,216                104,161
                                         ---------------          -------------

         Total Expenses                           72,190                191,719
                                         ---------------          -------------

Net Loss before Minority Interests &
Taxes                                           (994,854)              (575,522)

Minority Interests Gain (Loss) in
Consolidated Affiliates                          278,398                137,905

State Franchise & Other Taxes                     (9,451)                (7,590)
                                        -----------------      -----------------

         Net Loss                       $       (725,907)      $       (445,207)
                                        =================      =================

Allocation of Net Loss:

General Partners, in the Aggregate:     $         (7,259)      $         (4,452
                                        =================      ================

Limited Partners, in the Aggregate:     $       (718,648)      $       (440,755)
                                        =================      =================

Limited Partners, per Equity Unit:      $         (45.73)      $         (28.04)
                                        =================      =================

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                           Nine months Ended
                                                             September 30
                                                       2001              2000
                                                     ---------        ----------

Cash Flows from Operating Activities:
  Net Loss                                           $ (725,907)    $  (445,207)
  Adjustments to Reconcile Net Income to Net Cash
       Provided By (Used In) Operating Activities:
     Minority Interests in Consolidated Affiliates     (278,299)       (137,924)
     Loss on Property Sales                             947,728         412,415
     Accretion of Discounted Notes Receivable                 0         (12,151)
     Other                                                2,216         104,161
  Changes in Assets and Liabilities:
    (Increase) in Prepaid Expenses and Other            (47,575)        (47,361)
    Increase in Franchise Taxes Payable                    (800)              0
    Increase (Decrease) in Accounts Payable & Other     409,175         (96,285)
                                                     ----------     ------------
        Net Cash Provided By
                (Used In) Operating Activities          306,538        (222,352)
                                                     ----------     ------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales                5,676,225       3.513,839
      Proceeds from Sale of Peppertree Investment       325,000               0
      Payment of Selling Expenses                       (14,000)         (9,789)
      Increase in Land Development and Carrying
      Costs                                          (3,746,272)     (4,634,623)
                                                     -----------     -----------

        Net Cash Provided By (Used In) Investing
        Activities                                    2,240,953      (1,130,573)
                                                     ----------      -----------

Cash Flows from Financing Activities:
      Distributions to Partners                        (505,052)              0
      Net Proceeds from Affiliates                       28,898         206,277
      Net (Payments) Proceeds to/from Notes Payable  (2,538,967)      1,888,455

        Net Cash (Used In) Provided By Financing
        Activities                                   (3,015,121)      2,094,732
                                                     -----------      ---------

 (Decrease) Increase in Cash                           (467,630)        741,807

Cash, Beginning of Period                               768,350         178,234
                                                     ----------         -------

Cash, End of Period                                  $  300,720     $   920,041
                                                      =========     ===========

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD
A California Limited Partnership
Consolidated Statements of Cash Flows, con
't (unaudited)

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                  $    8,651     $     7,590
                                                     ==========     ===========

Cash Paid for Interest                               $  318,539     $   254,788
                                                     ==========     ===========

Other Disclosures:

Non-cash investing activities during the nine months ended September 30, 2001 and 2000 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $1,528,143 and $804,861, respectively.

See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2001
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

Principles of Consolidation – The consolidated financial statements include the accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (“Remington”), TMP Homes Flowerfield-Sun City, LLC (“Sun City”) and RSJ Builders, LLC (“RSJ”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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
September 30, 2001
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
September 30, 2001
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

On July 5, 2001 distributions of approximately $500,000 and $5,000 were made to the limited partners and general partners, respectively, as a return of capital. No distributions were made during the nine-month period ended September 30, 2000.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2001
(unaudited)

Note 5 - Related Party Transactions (continued)

During the nine month period ended September 30, 2001, TMP Homes, LLC (TMP Homes), managing member of Remington, paid $7,500 of bank loan fees on behalf of Remington. As of September 30, 2001 these funds have been paid back to TMP Homes. In addition, TMP Homes advanced Remington $22,500 to pay accounts payable. As of September 30, 2001 these funds have not been paid back to TMP Homes.

See Note 2 regarding information on management of the Partnership during 2001.

Note 6 - Agreements with PacWest

In April 1998, the General Partners entered into the Financing Agreement with PacWest Inland Empire, LLC (“PacWest”), whereby PacWest paid the General Partners and ten other related partnerships (“the TMP Land Partnerships”) a total of $300,000 and agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement.

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

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,457,000 including advances & interest.

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
September 30, 2001
(unaudited)

Note 6 - Agreements with PacWest (continued)

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 2001 and December 31, 2000, the Partnership has $6,398 and $0, respectively, payable to PacWest related to the aforementioned agreements.

Note 7 - Investments

The following is a summary of the investments of the Partnership as of September 30 and December 31:

                                                          2001           2000
                                                          ----           ----

         Peppertree Park, LLC (Peppertree)           $   50,000     $   375,000
                                                         ------         -------
                                                     $   50,000     $   375,000
                                                         ======     ===========

The Partnership had a 75% membership interest in Flowerfield, which was organized for the purpose of acquiring, owning and developing certain parcels of land into single-family home developments in San

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2001
(unaudited)

Note 7 - Investments (continued)

Jacinto, California. The equity method was used to account for the Partnership's share of Flowerfield's earnings or losses, which is not materially different than the consolidation of this majority owned investment. Flowerfield abandoned the project in 2000, and therefore, the Partnership investment as of September 30, 2001 and December 31, 2000 is equal to zero.

The Partnership has a 20% interest in Peppertree, which was formed to acquire and develop certain property in San Diego, California. The Partnership's 20% interest is stated at its cost of $500,000 less a write down of $125,000 in 2000 to record the investment at its net market value. The Partnership entered into an agreement to sell its interest in Peppertree for $375,000. As of September 30, 2001 $325,000 has been received relating to this sale (see Note 12).

Note 8 - Property Taxes Payable

As of September 30, 2001 and December 31, 2000, approximately $9,578,920 and $8,055,456, respectively, of property taxes and Mello-Roos tax assessments is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance.

As of December 31, 2000 the Partnership contributed the San Jacinto property to RSJ. A default judgment was filed against the property on October 10, 2000 In addition; a Notice of Levy under Writ of Sale was recorded on March 21, 2001. The date of the Sheriff’s Sale Under Foreclosure was scheduled for July 19, 2001. As of July 18, 2001 Chapter 11 bankruptcy has been filed by RSJ. Since the net carrying value of the property is equal to the property tax and Mello Roos tax assessment liability, it is expected there will be no additional costs to RSJ except for bankruptcy, legal, and other related costs.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2001
(unaudited)

Note 9 - Notes Payable (continued)

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a Bank. The maximum loan amount was $8,498,000 and accrues interest at 1% per annum in excess of the Index Rate. Interest is payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount is $7,406,000 with a maturity date of June 10, 2001. The maturity date has not been extended and is the note is currently due. Interest accrues at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate shall change from time to time as to when the Index Rate changes, but in no event shall the Interest Rate be lower than 7%. As of September 30, 2001 and December 31, 2000, Remington had a principal balance due on the note of $1,445,719 and $4,956,379, respectively. On June 1, 2001 Remington entered into a new loan agreement with this bank. This loan was not funded until August 2001. The new loan maximum principal amount is $3,075,000 for the construction of the next 19 production homes and has a maturity date of June 28, 2002. A fee of $15,375 was paid to complete this transaction. As of September 30, 2001 and December 31, 2000, Remington had a principal balance due on the note of $971,693 and $0, respectively. Interest paid for the period and year ended September 30, 2001 and December 31, 2000 on both these loans was $ 318,539 and $327,443, respectively, and has been capitalized. The Partnership is a guarantor of the promissory note.

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

On May 26, 2000, the Partnership entered into a joint venture agreement with PacWest whereby the Partnership contributed land and $24,750 in cash for a 99% interest in RSJ Builders, LLC (“RSJ”). PacWest contributed $250 for its 1% interest. Additional cash contributions by the Partnership & PacWest of $9,900 and $100, respectively, were made during the three-month period ended September 30, 2001. A loss of $22,448 related to RSJ ‘s operations is included in Minority Interests Loss in Consolidated Affiliates in the Consolidated Statements of Operations, for the nine-month period ended September 30, 2001.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2001
(unaudited)

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
                                                     ===================

The Sunset Crossing property is in escrow. The escrow closing date was amended on July 19, 2001 to be January 15, 2003. As consideration for the extension, the purchase price was increased from $2,750,000 to $3,000,000. In accordance with the escrow instructions, $30,000 has been released to the Partnership as of September 30, 2001.

During the nine month period ended September 30, 2001 Remington sold 29 homes in this project. The following is a summary of the properties sold:

         Income from Sale of Properties              $        5,676,225

         Cost of Properties                                   6,609,953
         Marketing & Selling Costs                               14,000
                                                     ------------------
         Total Costs                                          6,623,953
                                                     ------------------

         Loss on Sale of Properties                  $         (947,728)
                                                     ===================

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2001
? (unaudited)

Note 12 - Subsequent Events

On October 2, 2001 Remington entered into a new loan agreement with a bank. This new loan agreement called for the payoff of the 1st mortgage (see Note 9) balance of $1,447,965. The maximum loan amount is $2,225,000 and accrues interest at 1% per annum in excess of the Reference Rate. Interest is payable monthly. The interest rate shall change from time to time as to when the Reference Rate changes, but in no event shall the Interest Rate be lower than 7.5%. This note matures on the date which is six months following the date of recordation of the Deed of Trust securing this note.

In addition, on October 2, 2001 Remington entered into a Subordination and Recognition Agreement with Centex homes and a bank. Remington executed two deeds of trust in favor of Centex to securing a note for a construction loan in principal amount not to exceed $2,538,000 and the other securing a note for a construction loan in a principal amount not to exceed $4,826,000. Remington and Centex also entered into certain purchase and sale agreements pursuant to which Centex will purchase the property from Remington.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2001

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

During the three month period ended September 30, 2001 and 2000, $1,962 and $6,475 respectively, of interest income was earned, of which $0, was earned from the notes receivable from affiliate. During the nine month period ended September 30, 2001 and 2000, $16,764 and $23,305, respectively, of interest income was earned, of which $0 and $12,151, respectively, was earned from the notes receivable from affiliate. Property sales for the three months ended September 30, 2001 and 2000 resulted in losses of approximately $324,000 and $358,000, respectively. Property sales for the nine months ended September 30, 2001 and 200, resulted in losses of approximately $948,000 and $412,000, respectively.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2001

Total expenses for the three-month period ended September 30, 2001 compared with the three-month period ended September 30, 2000, decreased by approximately $68,000 due to decreases in General & Administrative, Accounting& Financial Reporting, Manager Profit Participation and Other Expenses. Other expenses includes certain carrying costs related to the RSJ property in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services during the three-month period ended September 30, 2001. These decreases were partially offset by an increase in Outside Professional Services of $19,333 relating to legal services associated with the Chapter 11 Bankruptcy filing of RSJ (see note 8).

Total expenses for the nine-month period ended September 30, 2001 compared with the nine-month period ended September 30, 2000, decreased by approximately $119,500 due to decreases in all expense categories, except Outside Professional Services. Other expenses includes certain carrying costs related to the RSJ property in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services. The increase of approximately $15,000 in Outside Professional Services is directly related to legal services associated with the Chapter 11 Bankruptcy filing of RSJ (see note 8).

No other significant activity or changes have occurred in the Partnership properties.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Partnership had cash on hand of $300,720.

Operations for the nine months ended September 30, 2001 provided cash of approximately $307,000. Investing activities provided cash of approximately $2,241,000. Investing activities include proceeds from property sales of approximately $5,676,000 and $325,000 relating to the sale of the Peppertree investment. These sales proceeds are offset by increases in land development and carrying costs of approximately $3,746,000. Financing activities utilized cash of approximately $3,015,000 related to payments on the Remington note payable and distributions to the limited partners.

Operations for the nine months ended September 30, 2000 utilized cash of approximately $222,000. Investing activities during the nine months ended September 30, 2000 utilized cash of approximately $1,131,000. Cash proceeds received for property sales of approximately $3,500,000 were offset by cash utilized for the payment of land development and carrying costs and selling expenses of approximately $4,635,000. Advances from affiliates and proceeds from notes payable provided funds of approximately $2,100,000.

The Partnership had three properties as of September 30, 2001 that are being held for appreciation and resale or are in escrow. Remington, LLC is holding additional parcels for development and future sale of residential units. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds less any reserves needed for operations to the partners.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2001

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

Date:  November 13, 2001

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