Form 10KSB
period 2001-09-30
TMP LAND MORTGAGE FUND LTD
filed 2002-04-12
CIK 872836

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

LOANS STATUS AND FORECLOSED PROPERTIES

As of December 31, 2001, the Partnership had made twelve mortgage loans of which three were paid and nine resulted in foreclosures. The status of such loans and related foreclosures and other relevant information are summarized below.

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

The Partnership foreclosed on the property securing these loans during 1994 and currently owns the property. The foreclosed San Jacinto properties have substantial Mello-Roos assessments and property tax delinquencies. An installment Payment Plan (five-year payment plan) with the County of Riverside Tax Collector was begun in June 1999 to avoid the property being sold at a tax sale. An installment payment was due on April 10, 2000; however, it was decided not to pay the installment. On November 15, 2000 the Partnership contributed this property to RSJ Builders, LLC. (“RSJ”). A default judgment was filed against the property on October 10, 2000. In addition; a Notice of Levy under Writ of Sale was recorded on March 21, 2001. The date of the Sheriff’s Sale Under Foreclosure was scheduled for July 19, 2001. As of July 18, 2001 Chapter 11 bankruptcy has been filed by RSJ. On October 17, 2001, the Judgment was amended to include subsequent installments of the special taxes along with penalties, accruing interest, administrative fees, attorneys’ fees and costs. It is expected there will be no additional costs to RSJ except bankruptcy, legal, and other related costs. On March 21, 2002 the San Jacinto property was sold at an Assessment District Sale.

As of February 2002, RSJ entered into an Agreement with San Jacinto Equities, LLC (“SJE”) whereby SJE will pay RSJ a total of $50,000 to cooperate with SJE in reinstating the expired tentative tract maps and to waive its right of Redemption to the Property following the sale of the Property at foreclosure. Per the Agreement, $10,000 is to be paid to RSJ upon execution of the Agreement and an additional $40,000 is to be paid to RSJ after two of the six tentative tract maps have been reinstated. If the maps have not been reinstated within one year, SJE has the right to cancel the agreement. If the agreement is cancelled after one year SJE has no obligation to pay the $40,000 to RSJ. As of February 16, 2002, RSJ has received $10,000 from SJE.

FRAME LOAN

The Partnership made a third loan (“Loan 3”) to Richard D. Frame secured by a first trust deed for property under predevelopment in Temecula, California. The loan matured on February 8, 1994 and was extended to April 20, 1994, at which time the Partnership received payment in full. Portions of the proceeds of this loan were used for funding Loans 11 and 12.

SUNSET CROSSING I LOAN

The Partnership made their fourth loan (“Loan 4”) to Sunset Crossing I, a California Limited Partnership. Loan 4 was secured by a first trust deed on 44 acres of commercially zoned property at the southwest corner of the intersection of Interstate 10 and Sunset Avenue in the city of Banning, California. In August of 1994, Sunset Crossing I defaulted on this loan. The Partnership foreclosed on the property in December of 1994. In July 2000 the Partnership entered into an agreement to sell the property for $2,750,000. The terms of the sale called for nonrefundable deposits in the amount of $10,000 to be paid to the Partnership every 120 days and for escrow to close on or before July 2002. The Partnership received deposits of $10,000 in November 2000 and March 2001 but did not receive the deposit due in July 2001. After negotiations with the buyer, the Partnership agreed to extend the escrow closing date to January 15, 2003, increase the sales price from $2,750,000 to $3,000,000 and to receive $10,000 nonrefundable deposits every 90 days starting in August 2001. In August 2001 the Partnership received an additional $10,000 deposit but did not receive the December 2001 deposit. On January 8, 2002 the Partnership cancelled escrow for non-performance. The $30,000 of funds received was non-refundable and therefore the Partnership has recognized these funds as income during the year ended December 31, 2001. The property has been relisted for sale.

FOX-OLSON LOAN #1

The Partnership’s fifth loan (“Loan 5”) was made to Marilyn Fox-Olson; who defaulted on the loan. The Partnership foreclosed on this property in November 1994. The current zoning for the property is C-1 (commercial). It is located at the northeast corner of Newport Road and Bradley Road in the unincorporated area of Riverside County known as Sun City/Menifee Valley. Approximately 2.14 acres of this property were sold in July 1999 for a sales price of $279,655. The Partnership recorded a net gain on the sale of approximately $18,000. The property was in escrow for $1,900,000; however the escrow cancelled as of October 25, 2000. The property was put back on the market and is currently in escrow for $2,025,000.

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

The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on the site in four phases. During 1999, and in accordance with the Operating Agreement, the Partnership contributed this property to the LLC for a predetermined value of $1,638,000. The carrying value of the property was approximately $1,698,000 and therefore the Partnership recognized a loss of approximately $60,000 when this property was contributed. Phase I consisted of 48 homes and 4 models, which all have been sold as of December 31, 2001 and one parking lot. The remaining lots of Phase II (43 lots), III and IV (88 lots) and the parking lot were sold to a third party during the year ended December 31, 2001. Remington will continue to develop the land, building finished lots and delivering to the third party for them to construct homes. In accordance with the sale agreement and escrow instructions, $250,000 of non-refundable deposits received by Remington were recorded as income during the year ended December 31, 2001. The purchase price for the finished lots equals $93,045 per Finished Lot (as defined in the sale agreement).

TMP HOMES FLOWERFIELD-SUN CITY, LLC ("Sun City")

On June 17, 1993, the Partnership funded its’ seventh mortgage loan, (“Loan 7”) to Marilyn Fox-Olson. Marilyn Fox-Olson defaulted on this loan and the Partnership acquired the property on March 29, 1995. The property has an approved tract map with 45 residential lots and a 1.84 acre commercial site located in Sun City/MenifeeValley, California. The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on this site. Phase I will consist of 11 production homes and 2 models. Phase II will consist of 17 production homes. Phase III will consist of 15 production homes. Phase I and Phase II construction were completed in 1999. Phase III construction began in 1999 and were completed in March 2000. During the year ended December 31, 1998, and in accordance with the Operating Agreement, the Partnership contributed this property to the LLC for a predetermined value of $420,000.

The following is a summary of home sales:

Phase I         13 homes sold & escrow closed
Phase II        17 homes sold & escrow closed
Phase III       15 homes sold & escrow closed

The 1.84 acre commercial site was sold in July 1999 for a sales price of $100,000.

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

The principal amount of Loan 12 was due on June 28, 1995. However, the loan agreement allowed for an extension of an additional 6 months. The Partnership received $1,500,000 during 1996 and retained a $500,000 (20%) interest in the property as an investor from which the Partnership will receive a participation in profits from the development of single-family homes. The Partnership entered into an agreement to sell its interest in Peppertree for $375,000. As of December 31, 2001 all $375,000 has been received relating to this sale.

ITEM 2     PROPERTIES

The Partnership has acquired nine properties through foreclosure since inception. All of those properties have been fully disclosed in Item 1.

ITEM 3     LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during 2001.

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2001, there were approximately 830 record holders, representing total subscription of 15,715 Units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 1 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the General Partners’ knowledge, there was no trading activity during the fiscal years ended December 31, 1997- 2001. In 1996, 75 Units were traded at between $315 and $400 per Unit.

CASH DISTRIBUTIONS

Total interest received on mortgage loans from inception to December 31, 2001 was $3,569,666 and other income from deposits and other sources have been received in the amount of $1,474,375. Also during 1996, Loan 12 was repaid in the form of $1,500,000 in cash and a 20% interest in Peppertree Park, LLC valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571. In 1997, the Partnership received net proceeds from the sale of an apartment building for its investment in Steadfast HSC, LLC and distributed $2,232,365 to investors. There were no distributions in 1999 or 2000. On July 5, 2001 distributions of approximately $500,000 and $5,000 were made to the limited partners and General Partners, respectively, as a return of capital.

ITEM 6     SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership for the years ended December 31, 1997 - 2001 and should be read in conjunction with the more detailed Consolidated Financial Statements contained in Item 8, below. This table is unaudited.

                                  2001          2000              1999         1998          1997
-------------------------------------------------------------------------------------------------
Interest Income              $     18,182  $     32,083    $     44,140   $     44,832  $     48,916
(Loss) Gain on Sale of Land  $   (803,463) $  (484,980)    $     23,383   $          0  $  1,026,850
Other Income                 $     43,429  $      6,207    $      3,600   $     53,600  $      4,970
Total Income                 $  6,294,084  $  3,552,129    $     71,123   $     98,433  $  1,080,736
Net Income (Loss)            $   (669,834) $  (781,507)    $   (655,641)  $   (397,618) $    945,723
Net Income (Loss) per Unit   $     (42.63) $    (49.73)    $     (41.72)  $     (25.30) $      60.18
Cash Distribution per Unit   $      32.14  $          0    $          0   $          0  $        141
Total Assets                 $ 20,297,442  $ 20,690,744    $ 17,535,955   $ 13,937,406  $ 12,563,395
----------------------------------------------------------------------------------------------------

Per Unit calculations based on 15,715 Units outstanding at December 31, 1997 - 2001.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2001 and 2000.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the year ended December 31, 2001 and 2000, approximately $18,000 and $32,000, respectively, of interest income was earned, of which $0 and $12,151, respectively, was earned from the notes receivable from affiliate. Property sales for the years ended December 31, 2001 and 2000 resulted in losses of approximately $803,000 and $485,000.

Total expenses for the year ended December 31, 2001 compared with the year ended December 31, 2001, decreased by approximately $123,000 due to decreases in General & Administrative, Outside Professional Services, Accounting & Financial Reporting and Other. Other expenses includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Partnership had cash on hand of approximately $273,300.

Operations for the year ended December 31, 2001 utilized approximately $384,600. Investing activities provided approximately $1,119,900. Investing activities include proceeds from property sales of approximately $6,232,500 and $375,000 relating to the sale of the Peppertree investment. These sales proceeds are offset by increases in land development and carrying costs of approximately $5,473,000. Financing activities utilized cash of approximately $1,230,300 related to payments on the Remington note payables and distributions to partners of approximately $505,100.

Operations for the year ended December 31, 2000 utilized approximately $91,000. Investing activities utilized approximately $1,995,000. Investing activities include proceeds from property sales of approximately $3,514,000. These sales proceeds are offset by increases in land development and carrying costs of approximately $5,499,000. Financing activities provided cash of approximately $2,676,000 related to proceeds from affiliates and borrowings on the Remington note payables.

The Partnership had two properties as of December 31, 2001 that are being held for appreciation and resale. Remington is holding additional parcels that they have already sold to a third party. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of the Form 10-KSB:

For the fiscal years ended December 31, 2001 and 2000:

Report of Independent Auditors                                          13

Consolidated Balance Sheets as of December 31, 2001 and 2000            14

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000                                              15

Consolidated Statements of Partners' Capital for the years
Ended December 31, 2001 and 2000                                        16

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000                                              17,18

Notes to Consolidated Financial Statements                              19-27

Supplemental Schedules to Consolidated Financial Statements             28,29

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)

We have audited the accompanying consolidated balance sheets of TMP Land Mortgage Fund, Ltd. as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 21, 2002

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                              2001                  2000
                                           ---------             ---------

                                     Assets

Cash                                    $        273,342       $        768,350
Prepaid Expenses & Other                         347,341                 34,788
Investments                                            0                375,000
Investment in Unimproved Land, Net            19,676,759             19,512,606
                                        ----------------       ----------------

      Total Assets                      $     20,297,442       $     20,690,744
                                        ================       ================

                        Liabilities and Partners' Capital

Accounts Payable & Other                $        803,593       $        824,608
Due to Affiliates                                    240                      0
Franchise Taxes Payable                              800                  1,600
Property Taxes Payable                         9,799,739              8,055,456
Notes Payable                                  4,231,087              4,956,379
                                        ----------------       ----------------

      Total Liabilities                       14,835,459             13,838,043
                                        ----------------       ----------------

Minority Interests                               528,529                744,361
                                        ----------------       ----------------

General Partners                                (107,818)               (96,119)
Limited Partners:
20,000 Equity
Units Authorized:
15,715 Units Outstanding                       5,041,272              6,204,459
                                        ----------------       ----------------

      Total Partners' Capital                  4,933,454              6,108,340
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $     20,297,442       $     20,690,744
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                 For the years ended December 31, 2000 and 1999

                                                2001                     2000
                                         --------------            -------------
Property Sales                          $      6,232,473           $  3,513,839

Cost of Property Sales                         7,035,936              3,998,819
                                        ----------------          -------------

Net Loss on Property Sales                      (803,463)              (484,980)

Income
      Interest                                    18,182                 32,083
     Other                                        43,429                  6,207
                                        ----------------            -----------
Total Loss                                      (741,852)              (446,690)
                                        -----------------          -------------

Expenses
     Accounting & Financial Reporting             41,438                 62,722
     General  & Administrative                     2,274                 20,555
     Manager Profit Participation                      0                  3,750
     Interest                                          0                      0
     Outside Professional Services                59,052                 66,971
     Other                                        31,707                104,161
                                        ----------------          -------------

         Total Expenses                          134,471                258,159
                                        ----------------          -------------

Net Loss before Minority Interests and
Income Taxes                                    (876,323)              (704,849)

Minority Interests Gain (Loss) in
Consolidated Affiliates                          215,940                (68,268)

State Franchise Tax                               (9,451)                (8,390)
                                         ----------------          -------------

         Net Loss                       $       (669,834)          $   (781,507)
                                        =================          =============

Allocation of Net Loss:

General Partners, in the Aggregate:     $         (6,698)          $     (7,815)
                                        =================          =============

Limited Partners, in the Aggregate:     $       (663,136)          $   (773,692)
                                        =================          =============

Limited Partners, per Equity Unit:      $         (42.19)          $     (49.23)
                                        =================          =============

           See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
                 For the Years Ended December 31, 2001 and 2000

                                           General        Limited
                                           Partners      Partners        Total
                                           --------      --------        -----

Partners' Capital (deficit),
January 1, 2000                         $   (88,304)  $  6,978,151  $ 6,889,847

Net Loss for 2000                            (7,815)      (773,692)    (781,507)
                                         -----------   -----------    ---------

Partners' (Deficit) Capital,
December 31, 2000                       $   (96,119)  $  6,204,459  $ 6,108,340

Distributions                                (5,001)      (500,051)    (505,052)

Net Loss for 2001                            (6,698)      (663,136)    (669,834)
                                         -----------   -----------    ---------

Partners' (Deficit) Capital,
December 31, 2001                       $  (107,818)  $  5,041,272  $ 4,933,454
                                         ===========   ===========    =========

See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2001 and 2000

                                                        2001            2000
                                                   -------------- --------------

Cash Flows from Operating Activities:
  Net Loss                                        $   (669,834)   $    (781,507)
  Adjustments to Reconcile Net Loss to Net Cash
       (Used In) Operating Activities:
     Loss on Property Sales                            803,463          484,981
     Minority Interests in Consolidated
     Affiliates                                       (215,832)          77,623
     Accretion of Discounted Notes Receivable                0          (12,151)
     Other                                              31,707          104,161
  Changes in Assets and Liabilities:
    (Increase) Decrease in Prepaid Expenses
    and Other                                         (312,553)           3,210
    Decrease in Other Receivables                            0           13,661
    (Decrease) Increase in Accounts Payable
    & Other                                            (21,015)          18,195
    (Decrease) Increase in Franchise Tax Payable          (800)             800
    Increase in Due to Affiliates                          240                0
                                                  ------------    -------------

        Net Cash (Used In) Operating Activities       (384,624)         (91,027)
                                                  -------------         --------

Cash Flows from Investing Activities:
      Proceeds from Property Sales                   6,232,473        3,513,839
      Proceeds from Sale of Peppertree Investment      375,000                0
      Payment of selling costs                         (14,500)          (9,789)
      Increase in Land Development and Carrying
      Costs                                         (5,473,013)      (5,498,874)
                                                  -------------   --------------

        Net Cash Provided By (Used In)
        Investing Activities                         1,119,960       (1,994,824)
                                                   -----------       -----------

Cash Flows from Financing Activities:
      Net Proceeds From Affiliates                           0          165,389
      Distributions to Partners                       (505,052)               0
      (Payments On) Proceeds from Notes Payable       (725,292)       2,510,578
                                                  -------------  --------------

        Net Cash (Used In) Provided By Financing
        Activities                                  (1,230,344)       2,675,967
                                                  -------------  --------------

(Decrease) Increase in Cash                           (495,008)         590,116

Cash, Beginning of Period                              768,350          178,234
                                                  ------------   --------------

Cash, End of Period                               $    273,342   $      768,350
                                                   ===========   ==============

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD
A California Limited Partnership
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2001 and 2000

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                               $      8,651   $        6,790
                                                  ============   ==============

Cash Paid for Interest                            $    444,619   $      377,181
                                                  ============   ==============

Other Disclosures:

Non-cash investing activities for the years ended December 31, 2001 and 2000 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $1,744,283 and $1,754,339, respectively.

See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

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
December 31, 2001 and 2000

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
December 31, 2001 and 2000

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

No distributions were made during 2000. On July 5, 2001 distributions of approximately $500,000 were made to the limited partners and General Partners, respectively, as a return of capital.

Note 5 - Related Party Transactions

During the year ended December 31, 2000, TMP Homes, managing member of Remington, paid $17,800 of bank loan fees on behalf of Remington. TMP Homes paid $165,000 to Sun City and $38,500 to Remington as an advance for fees. Both Remington and Sun City paid back these funds during 2000.

During the year ended December 31, 2001, TMP Homes, managing member of Remington, paid $7,500 of bank loan fees on behalf of Remington and advanced Remington $22,500 to pay accounts payables. As of December 31, 2001 these funds have been paid back to TMP Homes.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

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

As of December 31, 2001 and 2000 the TMP Land Partnerships owe PacWest approximately $3,637,000 and $2,856,000, respectively, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

Note 6 - Agreements with PacWest (continued)

Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short-term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 2001 and 2000, the Partnership has $240 and $0, respectively, payable to PacWest related to the aforementioned agreements.

Note 7 - Investments

The following is a summary of the investments of the Partnership as of December 31:

                                                        2001          2000
                                                        ----          ----

Peppertree Park, LLC (Peppertree)                             0       375,000
                                                  -------------       -------
                                                  $           0      $375,000
                                                  =============      ========

The Partnership had a 75% membership interest in Flowerfield, which was organized for the purpose of acquiring, owning and developing certain parcels of land into single-family home developments in San Jacinto, California. The equity method was used to account for the Partnership’s share of Flowerfield’s earnings or losses, which is not materially different than the consolidation of this majority owned investment. Flowerfield abandoned the project in 2000, and therefore, the Partnership investment as of December 31, 2001 and 2000 is equal to zero.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

Note 7 - Investments (continued)

The Partnership had a 20% interest in Peppertree, which was formed to acquire and develop certain property in San Diego, California. The Partnership’s 20% interest was stated at its cost of $500,000 less a write down of $125,000 in 2000 to record the investment at its net market value. The Partnership entered into an agreement to sell its interest in Peppertree for $375,000. As of December 31, 2001 the Partnership has received all $375,000 in funds relating to this sale.

Note 8 - Property Taxes Payable

As of December 31, 2001 and 2000, approximately $9,799,739 and $8,055,456, respectively, of property taxes is owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrues interest each quarter at a rate of 3.75% on the outstanding balance.

As of December 31, 2000 the Partnership contributed the San Jacinto property to RSJ. A default judgment was filed against the property on October 10, 2000. In addition, a Notice of Levy under Writ of Sale was recorded on March 21, 2001. The date of the Sheriff’s Sale Under Foreclosure was scheduled for July 19, 2001. As of July 18, 2001 Chapter 11 bankruptcy has been filed by RSJ. It is expected there will be no additional costs to RSJ except for bankruptcy, legal, and other related costs (See Note 12).

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

Note 9 - Notes Payable (continued)

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrued interest at 1% per annum in excess of the Index Rate. Interest was payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount was $7,406,000 with a maturity date of June 10, 2001. Interest accrued at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate shall change from time to time as to when the Index Rate changes, but in no event shall the Interest Rate be lower than 7%. Remington paid the note off in 2001. As of December 31, 2001 and 2000, Remington had a principal balance due on the note of $0 and $4,956,379, respectively. On June 1, 2001 Remington entered into a new loan agreement with this bank. This loan was not funded until August 2001. The new loan maximum principal amount is $3,075,000 for the construction of the next 19 production homes and has a maturity date of June 28, 2002. A fee of $15,375 was paid to complete this transaction. As of December 31, 2001, Remington had a principal balance due on the note of $2,456,675. The Partnership is a guarantor of the promissory note

On October 2, 2001 Remington entered into a new loan agreement with a bank. The maximum loan amount is $2,225,000 and accrues interest at 1% per annum in excess of the Reference Rate. Interest is payable monthly. The interest rate shall change from time to time as to when the Reference Rate changes, but in no event shall the Interest Rate be lower than 7.5%. This note matures on April 24, 2002. As of December 31, 2001, Remington had a principal balance due on the note of $1,774,412.

Interest paid for the years ended December 31, 2001 and 2000 on all these loans was $ 444,619 and $327,443, respectively, and has been capitalized.

In addition, on October 2, 2001 Remington entered into a Subordination and Recognition Agreement with a third party and a bank. Remington executed two deeds of trust in favor of the third party to secure a note for a construction loan in principal amount not to exceed $2,538,000 and the other securing a note for a construction loan in a principal amount not to exceed $4,826,000. Remington and the third party also entered into certain purchase and sale agreements pursuant to which the third party will purchase the property from Remington.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

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

On May 26, 2000 the Partnership entered into a joint venture agreement with PacWest whereby the Partnership contributed land and $24,750 in cash for a 99% interest in RSJ. PacWest contributed $250 for its 1% interest. Additional cash contributions by the Partnership and PacWest of $9,900 and $100, respectively, were made during the year ended December 31, 2001.

Note 11 - Property Sales

During the year ended December 31, 2000 Sun City sold all homes in the project. The following is a summary of the properties sold:

Income from Sale of Properties                                  $ 3,513,839

Cost of Properties                                              $ 3,989,030
Marketing & Selling Costs                                             9,789
                                                              -------------
       Total Costs                                                3,998,819
                                                              -------------

Loss on Sale of Properties                                      $  (484,980)
                                                                ============

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

Note 11 - Property Sales (continued)

The Sunset Crossing property was in escrow during 2001. The escrow closing date was amended on July 19,2001 to be January 15, 2003. As consideration for the extension, the purchase price was increased from $2,750,000 to $3,000,000. In accordance with the escrow instructions, $30,000 has been released to the Partnership as of December 31, 2001. Escrow was cancelled during 2001 and the $30,000 of non-refundable proceeds was recorded as income.

During the year ended December 31, 2001, Remington sold 48 production homes and 4 models. In addition, Remington sold the remaining 131 lots and the parking lot to a third party. The following is a summary of the properties sold:

         Non-Refundable Deposits from Third Party              $      250,000
         Sales Price for all 48 production homes & models           5,982,473
                                                                -------------
                  Income from Sale of Properties                    6,232,473

         Cost of Properties                                         7,021,436
         Marketing & Selling Costs                                     14,500
                                                                -------------
               Total Costs of Properties                            7,035,936
                                                                -------------

                  Loss on Sale of Properties                   $     (803,463)
                                                               ===============

Note 12 - Subsequent Event

As of February 2002, RSJ entered into an Agreement with San Jacinto Equities, LLC (“SJE”) whereby SJE will pay RSJ a total of $50,000 to cooperate with SJE in reinstating the expired tentative tract maps and to waive its right of Redemption to the Property following the sale of the Property at foreclosure. Per the Agreement, $10,000 is to be paid to RSJ upon execution of the Agreement and an additional $40,000 is to be paid to RSJ after two of the six tentative tract maps have been reinstated. If the maps have not been reinstated within one year, SJE has the right to cancel the agreement. If the agreement is cancelled after one year SJE has no obligation to pay the $40,000 to RSJ. As of February 16, 2002, RSJ has received $10,000 from SJE.

On March 21, 2002, the San Jacinto property held by RSJ was sold at an Assessment District Sale. (See Note 8).

                                                      TMP LAND MORTGAGE FUND, LTD
                                                   (A California Limited Partnership)
                                         Schedule II - Real Estate and Accumulated Depreciation
                                          (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2001
____________________________________________________________________________________________________________________________________
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
                                                        SUBSEQUENT          Gross
                                                      TO ACQUISITION       amount at                                       Estimated
                                                      --------------
 Description                                       Initial    Carrying  which Carried   Accumulated    Date of     Date  Depreciable
 of Assets        Encumbrances       Cost      Improvement     Cost     at Year-End   Depreciation  Construction  Acquired     Life
-----------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
San Jacinto         $  9,799,739  $ 3,550,000 $   63,737  $ 10,385,828  $ 13,999,565      -0-         N/A       06/02/94&
                                                                                                                08/11/94        N/A
Unimproved land -
Sun City                      -0-   1,077,000          0        63,662     1,140,662      -0-         N/A                       N/A
Unimproved land -
Banning                       -0-   1,875,000      1,500        94,163     1,970,663      -0-         N/A        12/21/94       N/A
Unimproved land -
San Diego              4,231,087    1,658,000  2,565,163     2,542,531     6,765,694      -0-         N/A        08/23/95       N/A
                       ---------    --------- ----------    ----------   -----------
                    $ 14,030,826  $ 8,160,000 $2,630,400  $ 13,086,184  $ 23,876,584      -0-
                     ===========   ==========  =========   ===========   ===========      ===

Less valuation allowance:                                               $  4,199,825
                                                                        ------------
Net carrying value                                                      $ 19,676,759
                                                                        ============

Reconciliation of carrying amount
---------------------------------

Beginning balance                                   $ 19,512,606

Additions:  Carrying Costs/Improvements                7,231,796
Deductions:
  Cost of Properties Sold                   7,035,936
  Increase in valuation allowance              31,707
                                       --------------
     Total Deductions                                  7,067,643
                                                       ---------

Ending balance                                      $ 19,676,759
                                                      ==========

                                                      TMP LAND MORTGAGE FUND, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2000

____________________________________________________________________________________________________________________________________
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
                                                         SUBSEQUENT
                                                      TO ACQUISITION         Gross
                                                      --------------       amount at                                       Estimated
Description                          Initial                  Carrying    which Carried  Accumulated   Date of     Date  Depreciable
of Assets          Encumbrances       Cost       Improvement    Cost      at Year-End   Depreciation  Construction  Acquired   Life
----------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
San Jacinto           $ 8,055,456   $ 3,550,000   $     63,737  $ 8,619,837  $ 12,233,574     -0-       N/A    06/02/94&
                                                                                                               08/11/94         N/A
Unimproved land -
Sun City                       -0-    1,077,000              0       54,975     1,131,975     -0-       N/A                     N/A
Unimproved land -
Banning                        -0-    1,875,000          1,500       82,455     1,958,955     -0-       N/A     12/21/94        N/A
Unimproved land -
San Diego               4,956,379     1,658,000      2,565,163    4,133,057     8,356,220     -0-       N/A     08/23/95        N/A
                      -----------     ---------    -----------   ----------   -----------
                      $13,011,835   $ 8,160,000   $  2,630,400  $12,890,324  $ 23,680,724     -0-
                       ==========    ==========      =========   ==========   ===========     ===

Less valuation allowance:                                                    $  4,168,118
                                                                             ------------
Net carrying value                                                           $ 19,512,606
                                                                             ============

Reconciliation of carrying amount
---------------------------------

Beginning balance                                           $16,352,585

Additions:  Carrying Costs/Improvements                       5,930,894
Deductions:
  Carrying costs/Improvements                    2,246,712
   Initial Cost                                    420,000
   Increase in valuation allowance                 104,161
                                                   -------
     Total Deductions                                         2,770,873
                                                              ---------

Ending balance                                              $19,512,606
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

WILLIAM O. PASSO, 60, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real-estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. d.b.a. TMP Management, a property management company, and an officer of TMP Capital Corp, (“TMP CC”), a NASD registered broker-dealer.

SCOTT E. MCDANIEL, 55, is a General Partner of TMP Properties. He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 55, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP CC; a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker-dealer community.

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

ITEM 11     EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 15, 1991) through the year ended December 31, 2001, the Partnership paid no fees to the General Partners but, did receive collectively $22,323 during the year ended December 31, 1997 as their share of the Partnership distributions. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12      SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001 the Partnership has 15,715 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table sets forth the number of the Units beneficially owned as of December 31, 2001 by each officer, director and General Partner and by all such persons as a group.

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

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

TMP CC is the Managing Broker-Dealer for the offer and sale of the Units. TMP CC is a member firm of the National Association of Securities Dealers, Inc. The Managing Broker-Dealer was established to provide underwriting, wholesaling, and other securities related services to partnerships sponsored by the general partners. The directors and executive officers of TMP CC are Anthony W. Thompson, President and Director, and William O. Passo, secretary, vice-president, and director. (See Item 10 “Directors and Executive Officers” for information regarding Messrs. Thompson and Passo).

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid by the Partnership and other third parties, to the general partners and their affiliates. None of these fees were determined by arm’s length negotiations. Except as disclosed below, neither the general partners nor any of their affiliates, directors, officers, employees, agents, or counselors are participating, directly or indirectly, in any other compensation or remuneration with respect to the offering.

OFFERING AND ORGANIZATIONAL STAGE

Amount paid from Formation thru 12/31/2001

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

Reimbursement of          The general partners were reimbursed for all out of             Paid by TMP
Loan Expenses             pocket expenses directly related to the loans, including        Realty Inc.
(general partners)        credit evaluation expenses, property evaluation expenses,
                          appraisal reports, title reports, environmental reports
                          and remediations, and feasibility studies, escrow expenses, deposits and interest, and other similar expenses; but
                          not including the general partners' overhead, salaries,
                          travel or like expenses.

OPERATING AND LIQUIDATION STAGE

Form of Compensation
----------------------
and Recipient                Description of Payment                               Amount of Compensation
-------------                ----------------------                               ----------------------

Loan Servicing Fee          For servicing the loans made by the Partnership,
                            $ 422,556 TMP Investments received a monthly
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

Interest in Partnership      1% interest in all Partnership allocations           $   81,748
Allocation of each           Net Income, Net Loss, and Distributions
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

                  10.11.3 Deed of Trust - Environmental Development Ltd. (Loan #6)

                  Incorporated by reference to Amendment No. 6 as filed with the
                  SEC on September 14, 1993:

                  10.8.4 Modification of Promissory Note - Frame Loan (Loan #3)

                  10.12.1 Loan Agreement - Fox-Olson Loan 2 (Loan #7)

                  10.12.2 Promissory Note - Fox-Olson Loan 2 (Loan #7)

                  10.12.3 Deed of Trust - Fox-Olson Loan 2 (Loan #7)
Incorporated	herein by reference to Exhibits A through H filed with the Registrant’s Current Report on Form 8-K, dated October 12, 1993, SEC File No. 0-19933:

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

Date: April 8, 2002

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