Form 10QSB
period 2002-03-31
TMP LAND MORTGAGE FUND LTD
filed 2002-05-21
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002
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

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001, Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, and Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001 (b) the financial position at March 31, 2002 and (c) the cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                              March 31,          December 31
                                                2002                  2001
                                             (unaudited)           (audited)
                                           -------------         -------------

                                     Assets
                                     -------

Cash                                    $      1,048,815       $        273,342
Prepaid Expenses & Other                         106,684                347,341
Investment in Unimproved Land, Net             7,304,456             19,676,759
                                        ----------------       ----------------

      Total Assets                      $      8,459,955       $     20,297,442
                                        ================       ================

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other                $      1,436,895       $        803,593
Due to Affiliates (Notes 5 & 6)                      255                    240
Franchise Taxes Payable                            2,400                    800
Property Taxes Payable (Note 7)                    4,669              9,799,739
Notes Payable (Note 8)                           590,258              4,231,087
                                        ----------------       ----------------

      Total Liabilities                        2,034,477             14,835,459
                                        ----------------       ----------------

Minority Interests (Note 9)                      773,634                528,529
                                        ----------------       ----------------

General Partners                                (100,634)              (107,818)
Limited Partners:  20,000 Equity Units
                   Authorized:
 15,715 Units Outstanding                      5,752,478              5,041,272
                                        ----------------       ----------------

      Total Partners' Capital                  5,651,844              4,933,454
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $      8,459,955       $     20,297,442
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31
                                                  2002                2001
                                           --------------       -------------

Property Sales                          $      5,296,815       $              0
Cost of Property Sales                        (4,311,428)                     0
                                          ---------------       ---------------
         Net Income on Property Sales            985,387                      0

Income
     Interest                                        774                  7,527
     Other                                        10,900                  2,500
                                        ----------------       ----------------
         Total Income                            997,061                 10,027
                                        ----------------       ----------------

Expenses
     Accounting & Financial Reporting             11,268                    343
     General  & Administrative                       866                    808
     Outside Professional Services                11,660                 12,138
     Other                                         8,174                      0
                                        ----------------       ----------------

         Total Expenses                           31,968                 13,289
                                        ----------------       ----------------

Net Income (Loss) before Minority
Interests & Taxes                                965,093                 (3,262)

Minority Interests Gain (Loss) in
Consolidated Affiliates                         (245,103)                33,354

State Franchise & Other Taxes                     (1,600)                (3,200)
                                        -----------------       ----------------

         Net Income                     $        718,390       $         26,892
                                        ================       ================

Allocation of Net Income:

General Partners, in the Aggregate:     $          7,184       $            269
                                        ================       ================

Limited Partners, in the Aggregate:     $        711,206       $         26,623
                                        ================       ================

Limited Partners, per Equity Unit:      $          45.26       $           1.69
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                          Three months Ended
                                                               March 31
                                                          2002           2001
                                                       ---------       --------

Cash Flows from Operating Activities:
  Net Income                                         $    718,390   $    26,892
  Adjustments to Reconcile Net Income to Net Cash
       Provided By (Used In) Operating Activities:
     Minority Interests in Consolidated Affiliates        245,105       (33,355)
     Gain on Property Sales                               985,387             0
     Other                                                  8,174             0
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and Other                240,657         4,091
    Increase in Property Taxes Payable                      4,669             0
    Increase in Due to Affiliates                              15             0
    Increase in Franchise Taxes Payable                     1,600             0
    Increase (Decrease) in Accounts Payable & Other       633,302      (234,648)
                                                     ------------    -----------
        Net Cash Provided By (Used In) Operating
        Activities                                      2,837,299      (237,020)
                                                     ------------    -----------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales                  5,296,815             0
      Increase in Land Development and Carrying
      Costs                                            (3,717,812)   (1,043,929)
                                                     -------------   -----------

        Net Cash Provided By (Used In) Investing
        Activities                                      1,579,003    (1,043,929)
                                                      -----------    -----------

Cash Flows from Financing Activities:
      Net Proceeds from Affiliates                              0         7,858
      Net (Payments) Proceeds to/from Notes Payable    (3,640,829)    1,439,245
                                                      ------------  -----------

        Net Cash (Used In) Provided By Financing
        Activities                                     (3,640,829)    1,447,103
                                                      ------------  -----------

 Net Increase in Cash                                     775,473       166,154

Cash, Beginning of Period                                 273,342       768,350
                                                     ------------    ----------

Cash, End of Period                                  $  1,048,815    $  934,504
                                                     ============    ==========

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD
A California Limited Partnership
Consolidated Statements of Cash Flows, con't
(unaudited)

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                     $            0        $       3,200
                                        ==============        ==============

Cash Paid for Interest                  $       61,986        $      150,517
                                        ==============        ==============

Other Disclosures:

Non-cash investing activities during the three months ended March 31, 2002 and 2001 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $0 and $704,411, respectively.

Non-cash investing activities during the three-month period ended March 31, 2002 consisted of a decrease in property taxes payable of $9,799,739 due to the foreclosure of the San Jacinto, CA property. As of December 31, 2001 the net book value of the property was $9,799,739 less the property taxes above, netting a value of $0.

See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2002
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

Income Taxes – The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2002
(unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

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

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

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
March 31, 2002
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

No distributions were made during 2002. On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital.

Note 5 - Related Party Transactions

During the year ended December 31, 2001, TMP Homes, managing member of Remington, paid $7,500 of bank loan fees on behalf of Remington and advanced Remington $22,500 to pay accounts payables. As of December 31, 2001 these funds have been paid back to TMP Homes.

See Note 2 regarding information on management of the Partnership during 2002.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2002
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

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of March 31, 2002 and December 31, 2001, the TMP Land Partnerships owe PacWest approximately $2,933,000 and $3,637,000 including advances & interest.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. Effective August 1, 2001, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

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
March 31, 2002
(unaudited)

Note 6 - Agreements with PacWest (continued)

PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 2002 and December 31, 2001, the Partnership has $255 and $240, respectively, payable to PacWest related to the aforementioned agreements.

Note 7 - Property Taxes Payable

As of December 31, 2001 $9,799,739 of property taxes was owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrued interest each quarter at a rate of 3.75% on the outstanding balance.

As of December 31, 2000 the Partnership contributed the San Jacinto property to RSJ. As of July 18, 2001 Chapter 11 bankruptcy had been filed by RSJ. The San Jacinto property was foreclosed on during March 2002 and therefore the bankruptcy has been dismissed as of March 8, 2002. This property is no longer owned by the Partnership.

Note 8 - Notes Payable

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrued interest at 1% per annum in excess of the Index Rate. Interest was payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount was $7,406,000 with a maturity date of June 10, 2001. Interest accrued at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate changed from time to time as to when the Index Rate changed, but in no event did the Interest Rate go lower than 7%. Remington paid the note off in 2001. On June 1, 2001 Remington entered into a new loan agreement with this bank. This loan was not funded until August 2001. The new loan maximum principal amount was $3,075,000 for the construction of the next 19 production homes and had a maturity date of June 28, 2002. A fee of $15,375 was paid to complete this transaction. As of December 31, 2001, Remington had a principal balance due on the note of $2,456,675. The Partnership was a guarantor of the promissory note. As of March 31, 2002, Remington paid off the entire amount of the loan due plus an excess of approximately $61,362. The bank is holding these excess funds in an interest bearing account until one lien discrepancy is resolved. This amount is currently recorded as Prepaid Expenses and Other in the accompanying consolidated balance sheet as of March 31, 2002.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2002
(unaudited)

Note 8 - Notes Payable (continued)

On October 2, 2001 Remington entered into a new loan agreement with a bank. The maximum loan amount is $2,225,000 and accrues interest at 1% per annum in excess of the Reference Rate. Interest is payable monthly. The interest rate shall change from time to time as to when the Reference Rate changes, but in no event shall the Interest Rate be lower than 7.5%. This note matures on the date which is six months following the date of recordation of the Deed of Trust securing this note. As of March 31, 2002 and December 31, 2001, Remington had a principal balance due on the note of $590,258 and $1,774,412, respectively. This note was paid in full on May 3, 2002.

Interest paid for the three-month period ended March 31, 2002 and the year ended December 31, 2001 on all these loans was $61,986 and $ 444,619, respectively, and has been capitalized.

In addition, on October 2, 2001 Remington entered into a Subordination and Recognition Agreement with a third party and a bank. Remington executed two deeds of trust in favor of the third party to secure a note for a construction loan in principal amount not to exceed $2,538,000 and the other to secure a note for a construction loan in a principal amount not to exceed $4,826,000. Remington and the third party also entered into certain purchase and sale agreements pursuant to which the third party will purchase the property from Remington.

Note 9 - Minority Interests

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2002

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

During the three-month period ended March 31, 2002 and 2001, $774 and $7,527, respectively, of interest income was earned. During the three month period ended March 31, 2002 approximately $10,900 of other income was earned primarily the $10,000 relating to RSJ and San Jacinto Equities Agreement discussed below. Remington had house sales to various third parties totaling approximately $4,816,815 and Lot Sales to Centex of $480,000 during the three-month period ended March 31, 2002.

As of February 2002, RSJ entered into an Agreement with San Jacinto Equities, LLC (“SJE”) whereby SJE will pay RSJ a total of $50,000 to cooperate with SJE in reinstating the expired tentative tract maps and to waive its right of Redemption to the Property following the sale of the Property at foreclosure. Per the Agreement, $10,000 is to be paid to RSJ upon execution of the Agreement and an additional $40,000 is to be paid to RSJ after two of the six tentative tract maps have been reinstated. If the maps have not been reinstated within one year, SJE has the right to cancel the agreement. If the agreement is cancelled after one year SJE has no obligation to pay the $40,000 to RSJ. As of February 16, 2002, RSJ has received $10,000 from SJE and has recorded the amount as income during the three-month period ended March 31, 2002.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2002

Total expenses for the three-month period ended March 31, 2002 compared with the three-month period ended March 31, 2001, increased by approximately $18,700 due to increases in Accounting & Financial Reporting and Other. Other expenses includes certain carrying costs related to the PR Equities, Ltd. properties in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Partnership had cash on hand of approximately $1,048,800.

Operations for the three-month period ended March 31, 2002 provided cash of approximately $2,837,300. Investing activities provided cash of approximately $1,579,000. Investing activities include proceeds from property sales of approximately $5,296,800. These sales proceeds are offset by increases in land development and carrying costs of approximately $3,717,800. Financing activities utilized cash of approximately $3,641,000 related to payments on the Remington note payables.

Operations for the three-month period ended March 31, 2001 utilized cash of approximately $237,000. Investing activities utilized cash of approximately $1,044,000. Financing activities provided cash of approximately $1,447,000 related to proceeds from affiliates and borrowings on the Remington note payables.

The Partnership had two properties as of March 31, 2002 that are being held for appreciation and resale. One of the properties was sold for a sales price of $2,025,000. Escrow closed on this property in April 2002 and net cash received by the Partnership relating to this sale was approximately $380,000, of which approximately $39,500 will be paid to PacWest as a participation fee in April 2002. This sale resulted in a loss to the Partnership of approximately $78,000. Remington is holding additional parcels that they have already sold to a third party. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 21, 2002

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