Form 10QSB
period 2002-06-30
TMP LAND MORTGAGE FUND LTD
filed 2002-08-20
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002
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

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001, Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, and Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2002 and 2001 (b) the financial position at June 30, 2002 and (c) the cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                              June 30,          December 31
                                               2002                    2001
                                            (unaudited)         __(audited)__
                                          -------------         -------------

                                     Assets
                                     -------

Cash                                   $        436,570       $        273,342
Prepaid Expenses & Other                        578,218                347,341
Note Receivable (Note 10)                     1,512,500                      0
Investment in Unimproved Land, Net            4,768,285             19,676,759
                                       ----------------       ----------------

      Total Assets                     $      7,295,573       $     20,297,442
                                       ================       ================

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other               $      1,896,096       $        803,593
Due to Affiliates (Notes 5 & 6)                     186                    240
Franchise Taxes Payable                           1,600                    800
Property Taxes Payable (Note 7)                       0              9,799,739
Notes Payable (Note 8)                                0              4,231,087
                                       ----------------       ----------------

      Total Liabilities                       1,897,882             14,835,459
                                       ----------------       ----------------

Minority Interests (Note 9)                     453,228                528,529
                                       ----------------       ----------------

General Partners                               (107,569)              (107,818)
Limited Partners:  20,000 Equity Units Authorized:
 15,715 Units Outstanding                     5,052,032              5,041,272
                                       ----------------       ----------------

      Total Partners' Capital                 4,944,463              4,933,454
                                       ----------------       ----------------

      Total Liabilities and Partners'
      Capital                          $      7,295,573       $     20,297,442
                                       ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Three Months Ended
                                                       June 30
                                                 2002                  2001
                                          --------------         -------------

Property Sales                         $      5,868,960       $      3,895,369
Cost of Property Sales                       (5,395,230)            (4,519,486)
                                         ---------------          -------------
         Net Income (Loss) on Property
         Sales                                  473,730               (624,117)

Income
     Interest                                     3,766                  7,275
     Other                                          150                  3,300
                                       ----------------          -------------
         Total Income (Loss)                    477,646               (613,542)
                                       ----------------          --------------

Expenses
     Accounting & Financial Reporting             8,930                  7,597
     General  & Administrative                      308                    669
     Outside Professional Services               11,792                 11,490
      Other                                           0                  2,216
     Participation Fees                          69,498                      0
                                       ----------------          -------------

         Total Expenses                          90,528                 21,972
                                       ----------------          -------------

Net Income (Loss) before Minority
Interests & Taxes                               387,120               (635,514)

Minority Interests Gain (Loss) in
Consolidated Affiliates                         320,405                162,998

State Franchise & Other Taxes                   (14,190)                (6,251)
                                       -----------------            -------------

         Net Income (Loss)             $        693,335       $       (478,767)
                                       ================       =================

Allocation of Net Income (Loss):

General Partners, in the Aggregate:    $          6,933       $         (4,788)
                                       ================       =================

Limited Partners, in the Aggregate:    $        686,402       $       (473,979)
                                       ================       =================

Limited Partners, per Equity Unit:     $          43.68       $         (30.16)
                                       ================       =================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Six Months Ended
                                                       June 30
                                               2002                   2001
                                          ------------            -----------

Property Sales                         $     11,165,775       $      3,895,369
Cost of Property Sales                       (9,706,658)            (4,519,486)
                                         ---------------       ----------------
         Net Income (Loss) on Property
         Sales                                1,459,117               (624,117)

Income
     Interest                                     4,540                 14,802
     Other                                       11,050                  5,800
                                         --------------       ----------------
         Total Income (Loss)                  1,474,708               (603,515)
                                         --------------       -----------------

Expenses
     Accounting & Financial Reporting            20,198                  7,940
     General  & Administrative                    1,172                  1,605
     Outside Professional Services               23,452                 23,501
      Other                                       8,174                  2,216
                                                                              -
     Participation Fees                          69,498                      0
                                         --------------       ----------------

         Total Expenses                         122,494                 35,262
                                         --------------       ----------------

Net Income (Loss) before Minority
Interests & Taxes                             1,352,214               (638,777)

Minority Interests Gain (Loss) in
Consolidated Affiliates                          75,301                196,355

State Franchise & Other Taxes                   (15,790)                (9,451)
                                         ---------------       ----------------

         Net Income (Loss)             $      1,411,725       $       (451,873)
                                       ================       =================

Allocation of Net Income (Loss):

General Partners, in the Aggregate:    $         14,117       $         (4,519)
                                       ================       =================

Limited Partners, in the Aggregate:    $      1,397,608       $       (447,354)
                                       ================       =================

Limited Partners, per Equity Unit:     $          88.93       $         (28.47)
                                       ================       =================

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                  Six months Ended
                                                       June 30
                                              2002                   2001
                                         --------------        --------------

Cash Flows from Operating Activities:
  Net Income (Loss)                    $      1,411,725       $       (451,873)
  Adjustments to Reconcile Net Income
(Loss) to Net Cash
       Provided By (Used In) Operating
       Activities:
     Minority Interests in Consolidated
     Affiliates                                 (75,301)              (196,353)
     (Gain) Loss on Property Sales           (1,459,117)               624,117
     Other                                        8,174                  2,216
  Changes in Assets and Liabilities:
    (Increase) Decrease in Prepaid
     Expenses and
     Other                                     (230,877)                 1,329
    (Decrease) in Due to Affiliates                 (54)                     0
    Increase (Decrease) in Franchise
    Taxes Payable                                   800                   (800)
    Increase (Decrease) in Accounts
    Payable & Other                           1,092,503               (172,992)
                                       ----------------        ----------------
        Net Cash Provided By (Used In)
        Operating Activities                    747,853               (194,356)

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales       11,165,775              3,895,369
      Proceeds from Sale of Peppertree
      Investment                                      0                300,000
      Issuance of Note Receivable in
      Property Sale                          (1,512,500)                     0
      Payment of Selling Expenses              (129,356)               (10,000)
      Increase in Land Development and
      Carrying Costs                         (4,476,741)            (2,623,193)

        Net Cash Provided By (Used In)
        Investing Activities                  5,047,178              1,562,176

Cash Flows from Financing Activities:
      Distributions to Partners              (1,400,716)                     0
      Net Proceeds from Affiliates                    0                    236
      Net (Payments) Proceeds to/from
      Notes Payable                          (4,231,087)            (1,379,327)
                                        ----------------        ---------------

        Net Cash (Used In) Provided By
        Financing Activities                 (5,631,803)            (1,379,091)

 Net Increase (Decrease) in Cash                163,228                (11,271)

Cash, Beginning of Period                       273,342                768,350
                                       ----------------        ---------------

Cash, End of Period                    $        436,570       $        757,079
                                       ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                  Consolidated Statements of Cash Flows, con't
                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                    $         14,190       $          7,051
                                       ================       ================

Cash Paid for Interest                 $         61,986       $        299,388
                                       ================       ================
Other Disclosures: ------------------

Non-cash investing activities during the six months ended June 30, 2002 and 2001 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $0 and $1,474,585, respectively.

Non-cash investing activities during the six-month period ended June 30, 2002 consisted of a decrease in property taxes payable of $9,799,739 due to the foreclosure of the San Jacinto, CA property. As of December 31, 2001 the net book value of the property was $9,799,739 less the property taxes above, netting a value of $0.

See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2002
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
June 30, 2002
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

The General Partners manage and control the affairs of the Partnership, including final approval of all loans and investments, and have ultimate authority for matters affecting the interests of the Partnership. All

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2002
(unaudited)

Note 2 - Organization of the Partnership (continued)

organization and offering expenses of the Partnership were paid by TMP Realty, an affiliate of the general partners, in exchange for loan fees (or points) on each mortgage loan.

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

On May 16, 2002 distributions of approximately $13,870 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2002
(unaudited)

Note 5 - Related Party Transactions (continued)

A distribution to the Partnership by Remington was received totaling $1,000,000 during the six month period ended June 30, 2002 of which a 3% participation fee of $30,000 was paid to PacWest, a related party, in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest, a related party, is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee was taken during the six-month period ended June 30, 2002.

See Note 2 regarding information on management of the Partnership during 2002.

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

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of March 31, 2002 and December 31, 2001, the TMP Land Partnerships owe PacWest approximately $3,073,000 and $3,637,000 including advances & interest.

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
June 30, 2002
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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 2002 and December 31, 2001, the Partnership has $186 and $240, respectively, payable to PacWest related to the aforementioned agreements.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2002
(unaudited)

Note 8 - Notes Payable

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrued interest at 1% per annum in excess of the Index Rate. Interest was payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount was $7,406,000 with a maturity date of June 10, 2001. Interest accrued at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate changed from time to time as to when the Index Rate changed, but in no event did the Interest Rate go lower than 7%. Remington paid the note off in 2001. On June 1, 2001 Remington entered into a new loan agreement with this bank. This loan was not funded until August 2001. The new loan maximum principal amount was $3,075,000 for the construction of the next 19 production homes and had a maturity date of June 28, 2002. A fee of $15,375 was paid to complete this transaction. As of December 31, 2001, Remington had a principal balance due on the note of $2,456,675. The Partnership was a guarantor of the promissory note. As of June 30, 2002, Remington paid off the entire amount of the loan due plus an excess of approximately $61,362. The bank is holding these excess funds in an interest bearing account until one lien discrepancy is resolved. This amount is currently recorded as Prepaid Expenses and Other in the accompanying consolidated balance sheet as of June 30, 2002.

On October 2, 2001 Remington entered into a new loan agreement with a bank. The maximum loan amount is $2,225,000 and accrues interest at 1% per annum in excess of the Reference Rate. Interest is payable monthly. The interest rate shall change from time to time as to when the Reference Rate changes, but in no event shall the Interest Rate be lower than 7.5%. This note matured on the date which is six months following the date of recordation of the Deed of Trust securing this note. This note was paid in full on May 3, 2002. As of December 31, 2001, Remington had a principal balance due on the note of $1,774,412. Interest paid for the year ended December 31, 2001 on all these loans was $ 444,619 and has been capitalized.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2002
(unaudited)

Note 9 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who will develop the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the six-month period ended June 30, 2002, Remington made a distribution to the Partnership of $1,000,000 allowing the Partnership to recover a portion of the losses previously recognized.

On May 26, 2000 the Partnership entered into a joint venture agreement with PacWest whereby the Partnership contributed land and $24,750 in cash for a 99% interest in RSJ. PacWest contributed $250 for its 1% interest. Additional cash contributions by the Partnership and PacWest of $9,900 and $100, respectively, were made during the year ended December 31, 2001.

Note 10 - Note Receivable

On April 16, 2002 the Partnership sold one of its properties for a total sales price of $2,025,000. In accordance with this sale a note secured by deed of trust was issued for $1,512,500. This note bears interest at 8 percent and is due to be paid in full no later than October 16, 2003.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2002

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2001.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the six-month period ended June 30, 2002 and 2001, $4,540 and $14,802, respectively, of interest income was earned. During the six month period ended June 30, 2002 approximately $11,050 of other income was earned primarily the $10,000 relating to RSJ and San Jacinto Equities Agreement discussed below. The Partnership sold a property for $2,025,000 (see Note 10) and Remington had house sales to various third parties totaling approximately $5,296,795 and Lot Sales to Centex of $3,843,980 during the six-month period ended June 30, 2002.

During the three-month period ended June 30, 2002 and 2001, $3,766 and $7,275, respectively, of interest income was earned. The Partnership sold a property for $2,025,000 (see Note 10) and Remington had house sales to various third parties totaling approximately $479,980 and Lot Sales to Centex of $3,363,980 during the three-month period ended June 30, 2002.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2002

As of February 2002, RSJ entered into an Agreement with San Jacinto Equities, LLC (“SJE”) whereby SJE will pay RSJ a total of $50,000 to cooperate with SJE in reinstating the expired tentative tract maps and to waive its right of Redemption to the Property following the sale of the Property at foreclosure. Per the Agreement, $10,000 is to be paid to RSJ upon execution of the Agreement and an additional $40,000 is to be paid to RSJ after two of the six tentative tract maps have been reinstated. If the maps have not been reinstated within one year, SJE has the right to cancel the agreement. If the agreement is cancelled after one year SJE has no obligation to pay the $40,000 to RSJ. As of June 30, 2002, RSJ has received $10,000 from SJE and has recorded the amount as income during the six-month period ended June 30, 2002.

Total expenses for the six-month period ended June 30, 2002 compared with the six-month period ended June 30, 2001, increased by approximately $87,200 due primarily to an increase in Participation Fees of $69,498. Two participation fees were paid during the six-month period ended June 30, 2002 to PacWest. A distribution to the Partnership by Remington was received totaling $1,000,000 during the six month period ended June 30, 2002 of which a 3% participation fee of $30,000 was paid to PacWest in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee was taken during the six month period ended June 30, 2002. The remaining fee will be paid to PacWest no later than October 16, 2002 when the note receivable is to be paid in full, including interest. Other expenses increased by approximately $6,000, which includes certain carrying costs, related to the PR Equities, Ltd. properties in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale. This property was sold during the three month period ended March 31, 2002.

Total expenses for the three-month period ended June 30, 2002 compared with the three-month period ended June 30, 2001, increased by approximately $68,600 due primarily to an increase in Participation Fees of $69,498. Two participation fees were paid during the six-month period ended June 30, 2002 to PacWest. A distribution to the Partnership by Remington was received totaling $1,000,000 during the three month period ended June 30, 2002 of which a 3% participation fee of $30,000 was paid to PacWest in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee was taken during the three month period ended June 30, 2002. The remaining fee will be paid to PacWest no later than October 16, 2002 when the note receivable is to be paid in full, including interest.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2002

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Partnership had cash on hand of approximately $436,570.

Operations for the six-month period ended June 30, 2002 provided cash of approximately $747,850. Investing activities provided cash of approximately $5,047,200. Investing activities include proceeds from property sales of approximately $11,165,800. These sales proceeds are offset by increases in land development and carrying costs of approximately $4,476,700. Financing activities utilized cash of approximately $5,631,800 related to payments on the Remington note payables and the distribution of funds of approximately $1,400,700 to the partners.

Operations for the six-month period ended June 30, 2001 utilized cash of approximately $194,360. Investing activities provided cash of approximately $1,562,200. Investing activities include proceeds from property sales of approximately $3,895,400 and proceeds from the Peppertree Investment sale of $300,000. These sales proceeds are offset by increases in land development and carrying costs of approximately $2,623,200. Financing activities utilized cash of approximately $1,379,300 related to payments on the Remington note payables.

The Partnership had one properties as of June 30, 2002 that is being held for appreciation and resale. Remington is holding additional parcels that they have already sold to a third party. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  August 20, 2002

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