Form 10QSB
period 2002-09-30
TMP LAND MORTGAGE FUND LTD
filed 2002-11-15
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002
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

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001, Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2002 and 2001 (b) the financial position at September 30, 2002 and (c) the cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                          September 30,          December 31
                                              2002                  2001
                                           (unaudited)           (audited)
                                        --------------         -------------

                                     AssetS
                                     ------

Cash                                    $        313,468       $        273,342
Prepaid Expenses & Other                         624,380                347,341
Note Receivable (Note 10)                      1,512,500                      0
Investment in Unimproved Land, Net             3,904,900             19,676,759
                                        ----------------       ----------------

      Total Assets                      $      6,355,248       $     20,297,442
                                        ================       ================

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other                $        895,964       $        803,593
Due to Affiliates (Notes 5 & 6)                      200                    240
Franchise Taxes Payable                            1,600                    800
Property Taxes Payable (Note 7)                    2,927              9,799,739
Notes Payable (Note 8)                                 0              4,231,087
                                        ----------------       ----------------

      Total Liabilities                          900,691             14,835,459
                                        ----------------       ----------------

Minority Interests (Note 9)                      510,612                528,529
                                        ----------------       ----------------

General Partners                                (107,574)              (107,818)
Limited Partners:  20,000 Equity Units
                   Authorized:
 15,715 Units Outstanding                      5,051,519              5,041,272
                                        ----------------       ----------------

      Total Partners' Capital                  4,943,945              4,933,454
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $      6,355,248       $     20,297,442
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended
                                                       September 30
                                               2002                   2001
                                          --------------         -------------

Property Sales                          $              0       $      1,780,856
Cost of Property Sales                                 0             (2,104,468)
Reimbursable Costs of Property Sales             225,706                      0
                                         ---------------       ----------------
         Net Income (Loss) on Property
         Sales                                   225,706               (323,612)

Income
     Interest                                      2,374                  1,962
     Other                                             0                  2,500
                                          --------------       ----------------
         Total Income (Loss)                     228,080               (319,150)
                                         ---------------       -----------------

Expenses
     Accounting & Financial Reporting              6,972                  6,986
     General  & Administrative                       141                    300
     Outside Professional Services                11,768                 29,644
      Other                                            0                      0
     Participation Fees                          152,333                      0
                                          --------------       ----------------

         Total Expenses                          171,214                 36,930
                                          --------------       ----------------

Net Income (Loss) before Minority
Interests & Taxes                             56,866               (356,080)

Minority Interests Gain (Loss) in
Consolidated Affiliates                          (57,384)                82,046

State Franchise & Other Taxes                          0                      0
                                         ---------------          -------------

         Net Loss                       $         (518)        $       (274,034)
                                        ===============        =================

Allocation of NetLoss:

General Partners, in the Aggregate:     $            (52)      $         (2,740)
                                        =================      =================

Limited Partners, in the Aggregate:     $           (466)      $       (271,294)
                                        =================      =================

Limited Partners, per Equity Unit:      $           (.03)      $         (17.26)
                                        =================      =================

           See Accompanying Notes to Consolidated Financial Statements

                         TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                     Nine Months Ended
                                                        September 30
                                               2002                     2001
                                        --------------            -------------

Property Sales                          $      11,165,775      $      5,676,225
Cost of Property Sales                        (9,706,658)            (6,623,953)
Reimbursable Costs of Property Sales              225,706                     0
                                          ---------------         -------------
         Net Income (Loss) on Property
         Sales                                 1,684,823               (947,728)

Income
     Interest                                      6,914                 16,764
     Recovery of Investment                      250,000                       0
      Other                                       11,050                  8,300
                                        ----------------       ----------------
         Total Income (Loss)                   1,952,787               (922,664)
                                        ----------------       -----------------

Expenses
     Accounting & Financial Reporting             27,170                 14,924
     General  & Administrative                     1,312                  1,905
     Outside Professional Services                35,220                 53,145
      Other                                        8,174                  2,216
     Participation Fees                          221,831                      0
                                        ----------------       ----------------

         Total Expenses                          293,707                 72,190
                                        ----------------       ----------------

Net Income (Loss) before Minority
Interests & Taxes                              1,659,080               (994,854)

Minority Interests Gain (Loss) in
Consolidated Affiliates                         (232,083)               278,398

State Franchise & Other Taxes                    (15,790)                (9,451)
                                        -----------------       ----------------

         Net Income (Loss)              $      1,411,207       $       (725,907)
                                        ================       =================

Allocation of Net Income (Loss):

General Partners, in the Aggregate:     $         14,112       $         (7,259)
                                        ================       =================

Limited Partners, in the Aggregate:     $      1,397,095       $       (718,648)
                                        ================       =================

Limited Partners, per Equity Unit:      $          88.90       $         (45.73)
                                        ================       =================

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                      Nine months Ended
                                                          September 30
                                                   2002                   2001
                                              --------------        ------------

Cash Flows from Operating Activities:
  Net Income (Loss)                         $   1,411,207      $       (725,907)
  Adjustments to Reconcile Net Income
 (Loss) to Net Cash
       Provided By (Used In) Operating
       Activities:
     Minority Interests in Consolidated
     Affiliates                                   232,083              (278,299)
     Recovery of Investment                      (250,000)                    0
     (Gain) Loss on Property Sales             (1,684,823)              947,728
     Other                                          8,174                 2,216
  Changes in Assets and Liabilities:
    (Increase) in Prepaid Expenses and
    Other                                        (277,039)              (47,575)
    (Decrease) in Due to Affiliates                   (40)                    0
    Increase in Property Taxes Payable              2,927                     0
    Increase (Decrease) in Franchise
    Taxes Payable                                     800                  (800)
    Increase in Accounts Payable & Other           92,371               409,175
                                            -------------        --------------

        Net Cash (Used In) Provided By
        Operating Activities                     (464,340)              306,538
                                             -------------       --------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales
      and Payment
            Of Selling Expenses                11,036,419             5,662,225
      Proceeds from Sale of Peppertree
      Investment                                        0               325,000
      Issuance of Note Receivable in
      Property Sale                            (1,512,500)                    0
      Increase in Land Development and
      Carrying Costs                           (3,387,650)           (3,746,272)
                                            --------------        --------------

        Net Cash Provided By Investing
        Activities                              6,136,269             2,240,953
                                              -----------           -----------

Cash Flows from Financing Activities:
      Distributions to Partners                (1,400,716)             (505,052)
      Net Proceeds from Affiliates                      0                28,898
      Net (Payments) Proceeds to/from
      Notes Payable                            (4,231,087)           (2,538,967)
                                            --------------        --------------

        Net Cash (Used In) Provided By
        Financing Activities                   (5,631,803)           (3,015,121)
                                            --------------        --------------

 Net Increase (Decrease) in Cash                   40,126              (467,630)

Cash, Beginning of Period                         273,342               768,350
                                            -------------        --------------

Cash, End of Period                         $     313,468        $      300,720
                                            =============        ==============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                  Consolidated Statements of Cash Flows, con't
                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                         $      14,190      $          8,651
                                            =============      =================

Cash Paid for Interest                      $      61,986      $        318,539
                                            =============      ================

Other Disclosures:
------------------
Non-cash  investing  activities  during the nine months ended September 30, 2002 and 2001  consisted  of an  increase  in the  carrying  costs of  Investment  in
Unimproved Land equal to additional property tax liabilities  incurred of $0 and
$1,528,143, respectively.

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2002
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
September 30, 2002
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

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Management is assessing the impact of this statement.In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. Management is assessing the impact of this statement.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership's financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2002
(unaudited)

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
September 30, 2002
(unaudited)

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

A distribution to the Partnership by Remington was received totaling $1,000,000 during the nine-month period ended September 30, 2002 of which a 3% participation fee of $30,000 was paid to PacWest, a related party, in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest, a related party is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee ($191,831) was paid during the nine-month period ended September 30, 2002. The remaining fee of $152,333 is recorded as Accounts Payable & Other in the accompanying Consolidated Balance Sheet as of September 30, 2002.

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
September 30, 2002
(unaudited)

Note 6 - Agreements with PacWest (continued)

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

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of March 31, 2002 and December 31, 2001, the TMP Land Partnerships owe PacWest approximately $2,781,800 and $3,637,000 including advances & interest.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2002
(unaudited)

Note 6 - Agreements with PacWest (continued)

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 2002 and December 31, 2001, the Partnership has $200 and $240, respectively, payable to PacWest related to the aforementioned agreements.

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

Note 8 - Notes Payable

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrued interest at 1% per annum in excess of the Index Rate. Interest was payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount was $7,406,000 with a maturity date of June 10, 2001. Interest accrued at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate changed from time to time as to when the Index Rate changed, but in no event did the Interest Rate go lower than 7%. Remington paid the note off in 2001. On June 1, 2001 Remington entered into a new loan agreement with this bank. This loan was not funded until August 2001. The new loan maximum principal amount was $3,075,000 for the construction of the next 19 production homes and had a maturity date of June 28, 2002. A fee of $15,375 was paid to complete this transaction. As of December 31, 2001, Remington had a principal balance due on the note of $2,456,675. The Partnership was a guarantor of the promissory note. As of September 30, 2002, Remington paid off the entire amount of the loan due plus an excess of approximately $61,743. The bank is holding these excess funds in an interest bearing account until one lien discrepancy is resolved. This amount is currently recorded as Prepaid Expenses and Other in the accompanying consolidated balance sheet as of September 30, 2002.

On October 2, 2001 Remington entered into a new loan agreement with a bank. The maximum loan amount is $2,225,000 and accrues interest at 1% per annum in excess of the Reference Rate. Interest is payable monthly. The interest rate shall change from time to time as to when the Reference Rate changes, but in no event shall the Interest Rate be lower than 7.5%. This note matured on the date, which is six months

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2002
(unaudited)

Note 8 - Notes Payable (continued)

following the date of recordation of the Deed of Trust securing this note. This note was paid in full on May 3, 2002. As of December 31, 2001, Remington had a principal balance due on the note of $1,774,412. Interest paid for the year ended December 31, 2001 on all these loans was $ 444,619 and has been capitalized.

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

Note 9 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who will develop the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the nine-month period ended September 30, 2002, Remington made a distribution to the Partnership of $1,000,000 allowing the Partnership to recover a portion of the losses previously recognized.

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
September 30, 2002

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2001.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the nine-month period ended September 30, 2002 and 2001, $6,914 and $16,764, respectively, of interest income was earned. During the nine-month period ended September 30, 2002 $11,050 of other income was earned primarily from the $10,000 relating to RSJ and San Jacinto Equities Agreement discussed below. The Partnership sold a property for $2,025,000 (see Note 10) and Remington had house sales to various third parties totaling $5,296,795 and Lot Sales to Centex of $3,843,980 during the nine-month period ended September 30, 2002.

During the three-month period ended September 30, 2002 and 2001, $2,374 and $1,962, respectively, of interest income was earned. Remington had no house sales to various third parties or Lot Sales to Centex during the three-month period ended September 30, 2002, however Remington recorded reimbursable cost of sales relating to the Centex Lot Sales of approximately $225,706. This income was recognized by Remington based on previously recorded cost of sales. Centex has agreed to reimburse Remington for these costs and therefore a $225,706 receivable from Centex is recorded in the accompanying Consolidated Balance Sheets as of September 30, 2002.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2002

As of February 2002, RSJ entered into an Agreement with San Jacinto Equities, LLC (“SJE”) whereby SJE will pay RSJ a total of $50,000 to cooperate with SJE in reinstating the expired tentative tract maps and to waive its right of Redemption to the Property following the sale of the Property at foreclosure. Per the Agreement, $10,000 is to be paid to RSJ upon execution of the Agreement and an additional $40,000 is to be paid to RSJ after two of the six tentative tract maps have been reinstated. If the maps have not been reinstated within one year, SJE has the right to cancel the agreement. If the agreement is cancelled after one year SJE has no obligation to pay the $40,000 to RSJ. As of September 30, 2002, RSJ has received $10,000 from SJE and has recorded the amount as Other Income during the nine-month period ended September 30, 2002.

Total expenses for the nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001, increased by approximately $221,517 due primarily to an increase in Participation Fees of $221,831. Two participation fees were paid during the nine-month period ended September 30, 2002 to PacWest. A distribution to the Partnership by Remington was received totaling $1,000,000 during the six month period ended September 30, 2002 of which a 3% participation fee of $30,000 was paid to PacWest in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee ($191,831) was paid during the period ended September 30, 2002. The remaining fee will be paid to PacWest no later than October 16, 2003 when the note receivable is to be paid in full, including interest. The remaining fee of $152,333 is recorded as Accounts Payable & Other in the accompanying Consolidated Balance Sheet as of September 30, 2002. Other expenses increased by approximately $6,000, which includes certain carrying costs, related to the PR Equities, Ltd. properties in San Jacinto, CA, which are expensed as incurred in order to bring the stated value of the property to fair market value. These expenses are related to property services incurred to prepare the property for future sale. This property was sold during the three month period ended March 31, 2002. Accounting and Financial Reporting expenses increased by $12,246. These increases were partially offset by a decrease of $17,925 in Outside Professional Services.

Total expenses for the three-month period ended September 30, 2002 compared with the three-month period ended September 30, 2001, increased by $134,284 due primarily to an increase in Participation Fees of $152,333. This increase was partially offset by a decrease in Outside Professional Services of $17,876.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2002

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Partnership had cash on hand of approximately $313,500.

Operations for the nine-month period ended September 30, 2002 utilized cash of approximately $464,300. Investing activities provided cash of approximately $6,136,000. Investing activities include proceeds from property sales of approximately $11,165,800. These sales proceeds are offset by increases in land development and carrying costs of approximately $3,388,000. Financing activities utilized cash of approximately $5,631,800 related to payments on the Remington note payables and the distribution of funds of approximately $1,400,700 to the partners.

Operations for the nine-month period ended September 30, 2001 provided cash of approximately $306,500. Investing activities provided cash of approximately $2,241,000. Investing activities include proceeds from property sales of approximately $5,676,000 and proceeds from the Peppertree Investment sale of $325,000. These sales proceeds are offset by increases in land development and carrying costs of approximately $3,746,300. Financing activities utilized cash of approximately $2,539,000 related to payments on the Remington note payables and approximately $505,100 to pay distributions to partners.

The Partnership had one property as of September 30, 2002 that is being held for appreciation and resale. Remington is holding additional parcels that they have already sold to a third party. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  November 5, 2002

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

                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President

                        By:      TMP Properties, A California General Partnership as Co-General Partner

                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner

                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partner

CERTIFICATIONS

We, Daniel L. Stephenson and John Fonseca, certify that:

1.	We have reviewed this quarterly report on Form 10-Q of TMP Land Mortgage Fund, Ltd.;

2.	Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditory and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                     Daniel L. Stephenson
                                                     Chief Executive Officer

                                                     /S/DANIEL L STEPHENSON
                                                     ---------------------------

                                                     John Fonseca
                                                     Chief Financial Officer

                                                     /S/JOHN FONSECA
                                                     ---------------------------