Form 10KSB
period 2002-12-31
TMP LAND MORTGAGE FUND LTD
filed 2003-04-15
CIK 872836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 33-39238

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

ITEM 1                 BUSINESS

TMP Land Mortgage Fund, Ltd., (the Partnership) is a California Limited Partnership formed in November 1991, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners (“General Partners”). The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of Investment Company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940. As of December 31, 2002, twelve loans had been made by the Partnership.

Beginning in November 1991, the Partnership was engaged in the offering of up to 20,000 units of limited partnership Units (“Unit(s)" or “the Unit(s)”) at a purchase price of $1,000 per Unit pursuant to a Registration Statement on Form S-11. On April 22, 1994, the Partnership had received and accepted subscriptions of 15,715 Units, representing total subscription proceeds in the amount of $15,715,000, and the offering was closed. Upon the conclusion of the offering, all of the subscription proceeds had been committed to the mortgage loan investments described below and working capital reserves.

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

LOANS STATUS AND FORECLOSED PROPERTIES

As of December 31, 2002, the Partnership had made twelve mortgage loans of which three were paid and nine resulted in foreclosures. The status of such loans and related foreclosures and other relevant information are summarized below.

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

The Partnership foreclosed on the property securing these loans during 1994. The foreclosed San Jacinto properties had substantial Mello-Roos assessments and property tax delinquencies. An installment Payment Plan (five-year payment plan) with the County of Riverside Tax Collector was begun in June 1999 to avoid the property being sold at a tax sale. An installment payment was due on April 10, 2000; however, it was decided not to pay the installment. On November 15, 2000 the Partnership contributed this property to RSJ Builders, LLC (“RSJ”). A default judgment was filed against the property on October 10, 2000. In addition; a Notice of Levy under Writ of Sale was recorded on March 21, 2001. As of July 18, 2001 Chapter 11 bankruptcy was filed by RSJ.

As of February 2002, RSJ entered into an Agreement with San Jacinto Equities, LLC (“SJE”) whereby SJE will pay RSJ a total of $50,000 to cooperate with SJE in reinstating the expired tentative tract maps and to waive its right of Redemption to the Property following the sale of the Property at foreclosure. As of December 31, 2002, RSJ has received the total $50,000 from SJE and has recorded the amount as Other Income during the year ended December 31, 2002.

The property was foreclosed on in March 2002 and the bankruptcy has been dismissed as of March 8, 2002. This property is no longer owned by the Partnership.

FRAME LOAN

The Partnership made a third loan (“Loan 3”) to Richard D. Frame secured by a first trust deed for property under predevelopment in Temecula, California. The loan matured on February 8, 1994 and was extended to April 20, 1994, at which time the Partnership received payment in full. Portions of the proceeds of this loan were used for funding Loans 11 and 12.

SUNSET CROSSING I LOAN

The Partnership made their fourth loan (“Loan 4”) to Sunset Crossing I, a California Limited Partnership. Loan 4 was secured by a first trust deed on 44 acres of commercially zoned property at the southwest corner of the intersection of Interstate 10 and Sunset Avenue in the city of Banning, California. In August of 1994, Sunset Crossing I defaulted on this loan. The Partnership foreclosed on the property in December of 1994. In July 2000 the Partnership entered into an agreement to sell the property for $2,750,000. The terms of the sale called for nonrefundable deposits in the amount of $10,000 to be paid to the Partnership every 120 days and for escrow to close on or before July 2002. The Partnership received deposits of $10,000 in November 2000 and March 2001 but did not receive the deposit due in July 2001. After negotiations with the buyer, the Partnership agreed to extend the escrow closing date to January 15, 2003, increase the sales price from $2,750,000 to $3,000,000 and to receive $10,000 nonrefundable deposits every 90 days starting in August 2001. In August 2001 the Partnership received an additional $10,000 deposit but did not receive the December 2001 deposit. On January 8, 2002 the Partnership cancelled escrow for non-performance. The $30,000 of funds received was non-refundable and therefore the Partnership has recognized these funds as income during the year ended December 31, 2001. The property has been relisted for sale for $3,000,000.

FOX-OLSON LOAN #1

The Partnership’s fifth loan (“Loan 5”) was made to Marilyn Fox-Olson; who defaulted on the loan. The Partnership foreclosed on this property in November 1994. The current zoning for the property is C-1 (commercial). It is located at the northeast corner of Newport Road and Bradley Road in the unincorporated area of Riverside County known as Sun City/Menifee Valley. Approximately 2.14 acres of this property were sold in July 1999 for a sales price of $279,655. The Partnership recorded a net gain on the sale of approximately $18,000. On April 16, 2002 the Partnership sold the property for a total sales price of $2,025,000. In accordance with this sale a note secured by deed of trust was issued for $1,512,500. This note bears interest at 8 percent and is due to be paid in full no later than October 16, 2003. A net gain of approximately $743, 500 was recorded upon the sale of this property.

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

The following is a summary of home sales:

Phase I         13 homes sold & escrow closed
Phase II        17 homes sold & escrow closed
Phase III       15 homes sold & escrow closed

The 1.84-acre commercial site was sold in July 1999 for a sales price of $100,000.

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

No matters were submitted to a vote of Registrants security holders during 2002.

ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2002, there were approximately 830 record holders, representing total subscription of 15,715 Units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 1 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the General Partners’ knowledge, there was no trading activity during the fiscal years ended December 31, 1998- 2002. In 1996, 75 Units were traded at between $315 and $400 per Unit.

CASH DISTRIBUTIONS

Total interest received on mortgage loans from inception to December 31, 2002 was $3,569,666 and other income from deposits and other sources have been received in the amount of $1,474,375. Also during 1996, Loan 12 was repaid in the form of $1,500,000 in cash and a 20% interest in Peppertree Park, LLC valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571.

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

ITEM 6     SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership for the years ended December 31, 1998 - 2002 and should be read in conjunction with the more detailed Consolidated Financial Statements contained in Item 8, below. This table is unaudited.

                       2002         2001      2000       1999            1998
--------------------------------------------------------------------------------
Interest Income    $     7,719 $    18,182 $    32,083 $    44,140  $    44,832
(Loss) Gain on Sale
of Land            $ 1,725,063 $  (803,463)$  (484,980)$    23,383  $         0
Other Income       $    51,050 $    43,429 $     6,207 $     3,600  $    53,600
Total Income       $12,527,174 $ 6,294,084 $ 3,552,129 $    71,123  $    98,433
Net Income (Loss)  $ 1,434,855 $ (669,834) $  (781,507)$  (655,641) $  (397,618)
Net Income (Loss)
per Unit           $     91.30 $   (42.62) $    (49.73)$    (41.72) $    (25.30)
Cash Distribution
 per Unit          $     89.13 $     32.14 $         0 $         0  $         0
Total Assets       $ 7,072,461 $20,297,442 $20,690,744 $17,535,955  $13,937,406
--------------------------------------------------------------------------------

Per Unit calculations based on 15,715 Units outstanding at December 31, 1998 - 2002.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2002 and 2001.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the year ended December 31, 2001, approximately $18,000 of interest income was earned. Property sales for the years ended December 31, 2001 resulted in losses of approximately $803,000. Other Income of approximately $40,000 consisted of $30,000 of non-refundable proceeds from the Sunset Crossing property and $10,000 was earned from the transaction relating to RSJ and San Jacinto Equities Agreement discussed below.

During the year ended December 31, 2002 approximately $7,700 of interest income was earned and $51,050 of other income was earned from the $50,000 relating to RSJ and San Jacinto Equities Agreement discussed below. The Partnership sold a property for $2,025,000 (see Note 10) and Remington had house sales to various third parties totaling $5,296,795 and Lot Sales to Centex of $5,146,610 during the year ended December 31, 2002.

As of February 2002, RSJ entered into an Agreement with San Jacinto Equities, LLC (“SJE”) whereby SJE will pay RSJ a total of $50,000 to cooperate with SJE in reinstating the expired tentative tract maps and to waive its right of Redemption to the Property following the sale of the Property at foreclosure. Per the Agreement, $10,000 was paid to RSJ upon execution of the Agreement and an additional $40,000 was paid to RSJ after two of the six tentative tract maps were reinstated. As of December 31, 2002, RSJ has received the total $50,000 from SJE and has recorded the amount as Other Income during the year ended December 31, 2002.

Total expenses for the year ended December 31, 2002 compared with the year ended December 31, 2001, increased by approximately $210,700 due primarily to an increase in Participation Fees of $221,831. Two participation fees were paid during the year ended December 31, 2002 to PacWest. A distribution to the Partnership by Remington was received totaling $1,000,000 of which a 3% participation fee of $30,000 was paid to PacWest in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee ($191,831) was paid during the year ended December 31, 2002. The remaining fee will be paid to PacWest no later than October 16, 2003 when the note receivable is to be paid in full, including interest. The remaining fee of $152,333 is recorded as Accounts Payable & Other in the accompanying Consolidated Balance Sheet as of December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Partnership had cash on hand of approximately $785,800.

Operations for the year ended December 31, 2002 provided cash of approximately $414,100. Investing activities provided cash of approximately $5,730,200. Investing activities include proceeds from property sales of approximately $12,468,400. These sales proceeds are offset by increases in land development and carrying costs of approximately $5,096,400, payment of selling expenses of approximately $129,360 and issuance of a note receivable of $1,512,500. Financing activities utilized cash of approximately $5,631,800 related to payments on the Remington note payables and the distribution of funds of approximately $1,400,700 to the partners.

Operations for the year ended December 31, 2001 utilized cash of approximately $384,600. Investing activities provided cash of approximately $1,120,000. Investing activities include proceeds from property sales of approximately $6,232,500 and proceeds from the Peppertree Investment sale of $375,000. These sales proceeds are offset by increases in land development and carrying costs of approximately $5,473,000 and payment of selling expenses. Financing activities utilized cash of approximately $1,230,300 related to payments on the Remington note payables and approximately $505,100 to pay distributions to partners.

The Partnership had one property (“Sunset Crossing”) as of December 31, 2002 that is listed for sale for $3,000,000. Remington is holding additional parcels that they have already sold to a third party. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of the Form 10-KSB:

For the fiscal years ended December 31, 2002 and 2001:

Report of Independent Auditors                                           13

Consolidated Balance Sheets as of December 31, 2002 and 2001             14

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001                                               15

Consolidated Statements of Partners' Capital for the years Ended
 December 31, 2002 and 2001                                              16

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001                                               17,18

Notes to Consolidated Financial Statements                               19-26

Supplemental Schedules to Consolidated Financial Statements              27,28

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)

We have audited the accompanying consolidated balance sheets of TMP Land Mortgage Fund, Ltd. as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
April 4, 2003

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                              2002                2001
                                           -------             -------

                                     Assets

Cash                                    $        785,799       $        273,342
Other Receivables                                422,914                347,341
Note Receivable (Note 10)                      1,512,500                      0
Investment in Unimproved Land, Net             4,351,248             19,676,759
                                        ----------------       ----------------

      Total Assets                      $      7,072,461       $     20,297,442
                                        ================       ================

                                       Liabilities and Partners' Capital

Accounts Payable & Other                $        351,349       $        803,593
Deferred Revenue                               1,237,364                      0
Due to Affiliates                                      0                    240
Franchise Taxes Payable                            1,600                    800
Property Taxes Payable                                 0              9,799,739
Notes Payable                                          0              4,231,087
                                        ----------------       ----------------

      Total Liabilities                        1,590,313             14,835,459
                                        ----------------       ----------------

Minority Interests                               514,554                528,529
                                        ----------------       ----------------

General Partners                                (107,337)              (107,818)
Limited Partners:  20,000 Equity Units Authorized:
 15,715 Units Outstanding                      5,074,931              5,041,272
                                        ----------------         --------------

      Total Partners' Capital                  4,967,594              4,933,454
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $      7,072,461       $     20,297,442
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                 For the years ended December 31, 2002 and 2001

                                               2002                     2001
                                        --------------            -------------
Property Sales                          $     12,468,405       $      6,232,473

Cost of Property Sales                        10,743,342              7,035,936
                                        ----------------       ----------------

Net Gain (Loss) on Property Sales              1,725,063               (803,463)

Other Income
      Interest                                     7,719                 18,182
     Other                                        51,050                 43,429
                                        ----------------       ----------------
Total Gain (Loss)                              1,783,832               (741,852)
                                        ----------------       -----------------

Expenses
     Accounting & Financial Reporting             49,049                 41,438
     General  & Administrative                     2,577                  2,274
     Manager Profit Participation                221,831                      0
     Outside Professional Services                63,515                 59,052
     Other                                         8,174                 31,707
                                        ----------------       ----------------

         Total Expenses                          345,146                134,471
                                        ----------------       ----------------

Net Income (Loss) before Minority
Interests and Income Taxes                     1,438,686               (876,323)

Minority Interests Gain (Loss) in
Consolidated Affiliates                           13,536                215,940

Taxes                                            (17,367)                (9,451)
                                         ----------------       ----------------

         Net Income (Loss)              $      1,434,855       $       (669,834)
                                        ================       =================

Allocation of Net Income (Loss):

General Partners, in the Aggregate:     $         14,349       $         (6,698)
                                        ================       =================

Limited Partners, in the Aggregate:     $      1,420,506       $       (663,136)
                                        ================       =================

Limited Partners, per Equity Unit:      $          90.39       $         (42.19)
                                        ================       =================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
                 For the Years Ended December 31, 2002 and 2001

                                       General          Limited
                                      Partners         Partners         Total
                                      --------         --------         -----

Partners' Capital (deficit),
January 1, 2001                 $     (96,119)   $   6,204,459  $     6,108,340

Distributions                          (5,001)        (500,051)        (505,052)

Net Loss for 2001                      (6,698)        (663,136)        (669,834)
                                 -------------    -------------        ---------

Partners' (Deficit) Capital,
December 31, 2001               $    (107,818)   $   5,041,272  $     4,933,454

Distributions                         (13,867)      (1,386,848)      (1,400,715)

Net Income for 2002                     14,349       1,420,506        1,434,855
                                 -------------   -------------   --------------

Partners' (Deficit) Capital,
December 31, 2002               $    (107,337)   $   5,074,931  $     4,967,594
                                 =============    ============        =========

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2002 and 2001

                                                2002                   2001
                                           --------------        --------------

Cash Flows from Operating Activities:
  Net Income (Loss)                        $    1,434,855        $     (669,834)
  Adjustments to Reconcile Net Loss to Net
  Cash
      Provided By (Used In) Operating
      Activities:
     (Gain) Loss on Property Sales             (1,725,063)              803,463
     Minority Interests in Consolidated
     Affiliates                                   (13,975)             (215,832)
     Other                                          8,174                31,707
  Changes in Assets and Liabilities:
    (Increase) in Receivables                     (75,573)             (312,553)
   (Decrease) in Accounts Payable & Other        (452,244)              (21,015)
    Increase in Deferred Revenue                1,237,364                     0
    Increase (Decrease) in Franchise Tax
    Payable                                           800                  (800)
    (Decrease) Increase in Due to
     Affiliates                                      (240)                  240
                                             -------------        -------------

        Net Cash Provided By (Used In)
        Operating Activities                      414,098              (384,624)
                                           --------------              ---------

Cash Flows from Investing Activities:
      Proceeds from Property Sales less
      Issuance of
          Note Receivable and payment of
          selling expenses                     10,826,549             6,217,973
      Proceeds from Sale of Peppertree
      Investment                                        0               375,000
      Increase in Land Development and
      Carrying Costs                           (5,096,388)           (5,473,013)
                                            --------------        --------------

        Net Cash Provided By Investing
        Activities                              5,730,161             1,119,960
                                              -----------             ---------

Cash Flows from Financing Activities:
      Distributions to Partners                (1,400,715)             (505,052)
      Payments On Notes Payable                (4,231,087)             (725,292)
                                           ---------------        --------------

        Net Cash (Used In) Financing
        Activities                             (5,631,802)           (1,230,344)
                                            --------------        --------------

Increase (Decrease) in Cash                       512,457              (495,008)

Cash, Beginning of Period                         273,342               768,350
                                           --------------        --------------

Cash, End of Period                        $      785,799        $      273,342
                                            =============        ==============

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD A California Limited Partnership Consolidated Statements of Cash Flows, continued For the years ended December 31, 2002 and 2001

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                        $       14,967        $        8,651
                                           ==============        ==============

Cash Paid for Interest                     $       61,986        $      444,619
                                           ==============        ==============

Non-cash investing activities during the year ended December 31, 2002 and 2001 consisted of an increase in the carrying costs of Investment in Unimproved Land equal to additional property tax liabilities incurred of $0 and $1,744,283, respectively.

Non-cash investing activities during the year ended December 31, 2002 consisted of a decrease in property taxes payable of $9,799,739 due to the foreclosure of the San Jacinto, CA property. As of December 31, 2001 the net book value of the property was $9,799,739 less the property taxes above, netting a value of $0.

See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

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
December 31, 2002 and 2001

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
December 31, 2002 and 2001

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
December 31, 2002 and 2001

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

A distribution to the Partnership by Remington was received totaling $1,000,000 during the year ended December 31, 2002 of which a 3% participation fee of approximately $30,000 was paid to PacWest, a related party, in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest, a related party is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee ($191,831) was paid during the year ended December 31, 2002. The remaining fee of $152,333 is recorded as Accounts Payable & Other in the accompanying Consolidated Balance Sheet as of December 31, 2002.

See Note 2 regarding information on management of the Partnership during 2002.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

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

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of December 31, 2002 and December 31, 2001, the TMP Land Partnerships owe PacWest approximately $924,500 and $3,637,000 including advances & interest.

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

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

Note 6 - Agreements with PacWest (continued)

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 2002 and 2001, the Partnership has $0 and $240, respectively, payable to PacWest related to the aforementioned agreements.

Note 7 - Property Taxes Payable

As of December 31, 2001 $9,799,739 of property taxes was owed on the San Jacinto property representing the cumulative unpaid property taxes and Mello-Roos tax assessments at that date. The amount accrued interest each quarter at a rate of 3.75% on the outstanding balance.

As of December 31, 2000 the Partnership contributed the San Jacinto property to RSJ. As of July 18, 2001 Chapter 11 bankruptcy had been filed by RSJ. The San Jacinto property was foreclosed on during March 2002 and therefore the bankruptcy has been dismissed as of March 8, 2002. This property is no longer owned by the Partnership and the property tax payable is no longer the obligation of the Partnership.

Note 8 - Notes Payable

On August 17, 1999, Remington entered into a promissory note agreement for a construction loan with a bank. The maximum loan amount was $8,498,000 and accrued interest at 1% per annum in excess of the Index Rate. Interest was payable monthly. This note matured on December 10, 2000. At this date, the bank modified the existing loan removing approximately $1,000,000 from construction loan availability. As of December 31, 2000 the new loan maximum amount was $7,406,000 with a maturity date of June 10, 2001. Interest accrued at a rate of the greater of seven-percent (7%) or two hundred basis points above the Index Rate. The interest rate changed from time to time as to when the Index Rate changed, but in no event did the Interest Rate go lower than 7%. Remington paid the note off in 2001. On June 1, 2001 Remington entered into a new loan agreement with this bank. This loan was not

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

Note 8 - Notes Payable (continued)

funded until August 2001. The new loan maximum principal amount was $3,075,000 for the construction of the next 19 production homes and had a maturity date of June 28, 2002. A fee of $15,375 was paid to complete this transaction. As of December 31, 2001, Remington had a principal balance due on the note of $2,456,675. The Partnership was a guarantor of the promissory note. As of December 31, 2002, Remington paid off the entire amount of the loan.

On October 2, 2001 Remington entered into a new loan agreement with a bank. The maximum loan amount is $2,225,000 and accrues interest at 1% per annum in excess of the Reference Rate. Interest is payable monthly. The interest rate shall change from time to time as to when the Reference Rate changes, but in no event shall the Interest Rate be lower than 7.5%. This note matured on the date, which is six months following the date of recordation of the Deed of Trust securing this note. This note was paid in full on May 3, 2002. As of December 31, 2001, Remington had a principal balance due on the note of $1,774,412.

In addition, on October 2, 2001 Remington entered into a Subordination and Recognition Agreement with a third party and a bank. Remington executed two deeds of trust in favor of the third party to secure a note for a construction loan in principal amount not to exceed $2,538,000 and the other to secure a note for a construction loan in a principal amount not to exceed $4,826,000. Remington and the third party also entered into certain purchase and sale agreements pursuant to which the third party will purchase the property from Remington. As of December 31, 2002, there are no outstanding obligations relating to this agreement.

Note 9 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who will develop the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the year ended December 31, 2002, Remington made a distribution to the Partnership of $1,000,000.

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
December 31, 2002 and 2001

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
                                                 For the Year Ended December 31, 2002

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
                                                        SUBSEQUENT          Gross
                                                      TO ACQUISITION       amount at                                       Estimated
                                                      --------------
 Description                         Initial                  Carrying  which Carried   Accumulated    Date of     Date  Depreciable
 of Assets        Encumbrances       Cost      Improvement     Cost     at Year-End   Depreciation  Construction  Acquired     Life
-----------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
Banning               -0-       1,875,000        1,500        107,022       1,983,522       -0-          N/A      12/21/94      N/A
Unimproved land -
San Diego             -0-       1,658,000            0        709,726       2,367,726       -0-          N/A      08/23/95
                 -------     ------------            -   ------------   ------------
N/A
                 $     0     $  3,533,000    $   1,500   $    816,748   $   4,351,248       -0-
                 -------      ===========        =====    ===========   =============       ===

Less valuation allowance:                                               $           0
                                                                        -------------
Net carrying value                                                      $   4,351,248
                                                                        =============

Reconciliation of carrying amount
---------------------------------

Beginning balance                  $  19,676,579

Additions:
  Carrying Costs/Improvements -
  Banning                                 13,039
   Decrease in Valuation Allowance     4,199,825
Deductions:
  Cost of Property Sold -
  San Diego                           (4,397,968)
  Cost of Property Sold -
  Sun City                            (1,140,662)
  Cost of Property Foreclosed -
  San Jacinto                        (13,999,565)
                                   -------------

Ending balance                     $   4,351,248
                                   =============

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
                                                         SUBSEQUENT
                                                      TO ACQUISITION         Gross
                                                      --------------       amount at                                       Estimated
Description                          Initial                  Carrying    which Carried  Accumulated   Date of     Date  Depreciable
of Assets          Encumbrances       Cost       Improvement    Cost      at Year-End   Depreciation  Construction  Acquired   Life
----------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
San Jacinto        $ 9,799,739 $   3,550,000  $    63,737   $ 10,385,828  $   13,999,565        -0-     N/A       06/02/94&
                                                                                                                  08/11/94      N/A
Unimproved land -
Sun City                   -0-     1,077,000            0         63,662       1,140,662        -0-     N/A                     N/A
Unimproved land -
Banning                    -0-     1,875,000        1,500         94,163       1,970,663        -0-     N/A        12/21/94     N/A
Unimproved land -
San Diego            4,231,087     1,658,000    2,565,163      2,542,531       6,765,694        -0-     N/A        08/23/95     N/A
                   ----------- -------------  -----------   ------------  -------------
                   $14,030,826 $   8,160,000  $ 2,630,400   $ 13,086,184  $   23,876,584        -0-
                   =========== =============  ===========   ============  ==============        ===

Less valuation allowance:                                                      $ 4,199,825
                                                                               -----------
Net carrying value                                                             $19,676,759
                                                                               ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance              $        19,512,606

Additions:  Carrying Costs/
            Improvements                7,231,796
Deductions:
  Cost of Properties Sold          7,035,936
  Increase in valuation
  allowance                           31,707
                               -------------

     Total Deductions                    7,067,643
                                         ---------

Ending balance                 $        19,676,759
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

WILLIAM O. PASSO, 61, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967.

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

SCOTT E. MCDANIEL, 56, is a General Partner of TMP Properties. He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 56, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP CC; a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker-dealer community.

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

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 15, 1991) through the year ended December 31, 2002, the Partnership paid no fees to the General Partners but, did receive collectively $22,323 during the year ended December 31, 1997 as their share of the Partnership distributions. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002 the Partnership has 15,715 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table sets forth the number of the Units beneficially owned as of December 31, 2002 by each officer, director and General Partner and by all such persons as a group.

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

OFFERING AND ORGANIZATIONAL STAGE

Amount paid from Formation thru 12/31/2002

Form of Compensation
----------------------
and Recipient               Description of Payment        Amount of Compensation
-------------               ---------------------         ----------------------

Selling Commissions (TMP    Up to a maximum of 10% gross proceeds,
CC and certain              a minimum of 8%, which was reallocated
Soliciting dealers)         to participating soliciting dealers      Paid by TMP
                            (which included TMP CC) from Units sold  Realty, Inc
                            by them.  Up to an additional 5% paid
                            to soliciting Dealers (which included
                            TMP CC) for due diligence activities.

Reimbursement of            Organizational Expenses reimbursed to
Organizational Expenses     the general partners for advertising,
(general partners)          mailing, printing costs, clerical        Paid by TMP
                            expenses, legal and accounting fees.     Realty Inc

Reimbursement of Loan       The general partners were reimbursed
Expenses (general partners) for all out of pocket expenses directly  Paid by TMP
                            related to the loans, including credit   Realty Inc.
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

OPERATING AND LIQUIDATION STAGE

Form of Compensation
----------------------
and Recipient               Description of Payment        Amount of Compensation
-------------               ----------------------        ----------------------

Loan Servicing Fee          For servicing the loans made by the
                            Partnership, TMP Investments received      $422,556
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

Date: April 4, 2003

                            TMP Land Mortgage Fund, Ltd.
                            A California Limited Partnership

                            By: TMP Investments, Inc., a California Corporation
                                as Co-General Partner

                            By:
                                ------------------------------------------------
                                     William O. Passo, President

                            By:
                                ------------------------------------------------
                                     Anthony W. Thompson, Exec. VP

                            By: TMP Properties, a California General Partnership
                                as Co-General Partner

                            By:
                                ------------------------------------------------
                                     William O. Passo, General Partner

                            By:
                                ------------------------------------------------
                                     Anthony W. Thompson, General Part  ner

                            By:
                                ------------------------------------------------
                                     Scott E. McDaniel, General Partner

                            By: JAFCO, Inc., a California Corporation as Chief
                            Accounting Officer

                            By:
                                ------------------------------------------------
                                     John Fonseca, President