Form 10QSB
period 2003-03-31
TMP LAND MORTGAGE FUND LTD
filed 2003-05-20
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003
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

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, and Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2003 and 2002 (b) the financial position at March 31, 2003 and (c) the cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                              March 31,          December 31
                                                2003                    2002
                                             (unaudited)           (audited)
                                         --------------         -------------

                                     Assets
                                     ------

Cash                                    $        259,630       $        785,799
Prepaid Expenses & Other                          85,947                422,914
Note Receivable (Note 8)                       1,512,500              1,512,500
Investment in Land, Net                        5,140,592              4,351,248
                                        ----------------       ----------------

      Total Assets                      $      6,998,669       $      7,072,461
                                        ================       ================

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other                $      2,415,104       $      1,588,713
Due to Affiliates (Note 5 and 6)                     773                      0
Franchise Taxes Payable                            1,600                  1,600
Property Taxes Payable                             6,733                      0
                                        ----------------       ----------------

      Total Liabilities                        2,424,210              1,590,313
                                        ----------------       ----------------

Minority Interests (Note 7)                      284,238                514,554
                                        ----------------       ----------------

General Partners                               (114,111)              (107,337)
Limited Partners:  20,000 Equity Units
Authorized:15,715 Units Outstanding
                                               4,404,332              5,074,931
                                        ----------------       ----------------

     Total Partners' Capital                   4,290,221              4,967,594
                                        ----------------       ----------------

     Total Liabilities and Partners'
     Capital                            $      6,998,669       $      7,072,461
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                  Three Months Ended
                                                        March 31
                                                  2003                     2002
                                           --------------            -------------

Property Sales                          $         744,360      $      5,296,815
Cost of Property Sales                           (626,393)           (4,311,428)
                                          ----------------      ----------------
         Net Income on Property Sales             117,967               985,387

Income
     Interest                                         906                   774
      Gain on Investment                          250,000                     0
     Other                                          1,200                10,900
                                          ---------------      ----------------
         Total Income                             370,073               997,061
                                          ---------------      ----------------

Expenses
     Accounting & Financial Reporting              31,630                11,268
     General  & Administrative                      1,761                   866
     Outside Professional Services                  9,820                11,660
     Other                                              0                 8,174
                                          ---------------      ----------------

         Total Expenses                            43,211                31,968
                                          ---------------         -------------

Net Income before Minority Interests &
Taxes                                             326,862               965,093

Minority Interests Gain (Loss) in
Consolidated Affiliates                           (19,683)             (245,103)

State Franchise & Other Taxes                     (14,190)               (1,600)
                                        ------------------      ----------------

         Net Income                     $         292,989      $        718,390
                                        =================      ================

Allocation of Net Income:

General Partners, in the Aggregate:     $           2,930      $          7,184
                                        =================      ================

Limited Partners, in the Aggregate:     $         290,059      $        711,206
                                        =================      ================

Limited Partners, per Equity Unit:      $           18.46      $          45.26
                                        =================      ================

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                         Three months Ended
                                                       March 31
                                                2003                   2002
                                           --------------        --------------

Cash Flows from Operating Activities:
  Net Income                               $     292,989       $        718,390
  Adjustments to Reconcile Net Income to
  Net Cash
       Provided By Operating Activities:
     Minority Interests in Consolidated
     Affiliates                                 (230,316)               245,105
     (Gain) Loss on Property Sales              (117,967)               985,387
     Other                                             0                  8,174
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and
    Other                                        336,967                240,657
    Increase in Property Taxes Payable             6,733                  4,669
    Increase in Due to Affiliates                    773                     15
    Increase in Franchise Taxes Payable                0                  1,600
    Increase in Accounts Payable & Other         826,391                633,302
                                           -------------        ---------------
        Net Cash Provided By Operating
        Activities                             1,115,570              2,837,299
                                           -------------        ---------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales           744,360              5,296,815
      Increase in Land Development and
      Carrying Costs                          (1,415,737)            (3,717,812)
                                           --------------        ---------------

        Net Cash Provided By (Used In)
        Investing Activities                    (671,377)      _______1,579,003
                                              ----------              ---------

Cash Flows from Financing Activities:
      Distributions to partners                 (970,362)                     0
      Net Payments of Notes Payable                    0             (3,640,829)
                                           -------------        ----------------

        Net Cash (Used In) Provided By
        Financing Activities                    (970,362)            (3,640,829)
                                           --------------        ---------------

 Net(Decrease)Increase in Cash                 (526,169)                755,473

Cash, Beginning of Period                        785,799                273,342
                                           -------------        ---------------

Cash, End of Period                        $     259,630       $      1,048,815
                                           =============       ================

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                  Consolidated Statements of Cash Flows, con't
                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                        $       14,190        $            0
                                           ==============        ==============

Cash Paid for Interest                     $            0        $       61,986
                                           ==============        ==============

Other Disclosures:  Non-cash investing  activities during the three-month period
----- ------------
ended  March 31, 2002  consisted  of a decrease  in  property  taxes  payable of
$9,799,739 due to the foreclosure of the San Jacinto, CA property.

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2003
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
March 31, 2003
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

Recent Authoritative Pronouncements- In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

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
March 31, 2003
(unaudited)

Note 2 - Organization of the Partnership (continued)

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
March 31, 2003
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

On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital. On May 16, 2002 distributions of approximately $13,870 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On January 17, 2003 distributions of approximately $9,704 and $960,658 were made to the General Partners and limited partners, respectively, as a return of capital.

Note 5 - Related Party Transactions

A distribution to the Partnership by Remington was received totaling $1,000,000 during the year ended December 31, 2002 of which a 3% participation fee of approximately $30,000 was paid to PacWest, a related party, in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest, a related party is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee ($191,831) was paid during the year ended December 31, 2002. In addition an additional $29,508 was paid on January 30, 2003. The remaining fee of $122,825 is recorded as Accounts Payable & Other in the accompanying Consolidated Balance Sheet as of March 31, 2003.

See Note 2 regarding information on management of the Partnership during 2003.

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

In addition, PacWest agreed to loan and/or secure a loan for the Partnership and the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
March 31, 2003
(unaudited)

Note 6 - Agreements with PacWest (continued)

April 1, 1998. The borrowings are secured by the Partnership’s properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, accrued property taxes and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of March 31, 2003 and December 31, 2002, the TMP Land Partnerships owe PacWest approximately $1,033,300 and $924,500 including advances & interest.

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 2003 and December 31, 2002, the Partnership has $773 and $0, respectively, payable to PacWest related to the aforementioned agreements.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
March 31, 2003
(unaudited)

Note7 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who will develop the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the year ended December 31, 2002, Remington made a distribution to the Partnership of $1,000,000. During the three-month period ended March 31, 2003, Remington made a distribution to the Partnership of $1,000,000. The Partnership has recognized a gain on Investment of $250,000 as a result of this distribution.

Note 8 - Note Receivable

On April 16, 2002 the Partnership sold one of its properties for a total sales price of $2,025,000. In accordance with this sale a note secured by deed of trust was issued for $1,512,500. This note bears interest at 8 percent and is due to be paid in full no later than October 16, 2003.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2003

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2002.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the three-month period ended March 31, 2003 and 2002, $906 and $774, respectively, of interest income was earned. During the three month period ended March 31, 2002 approximately $10,900 of other income was earned primarily the $10,000 relating to RSJ and San Jacinto Equities Agreement. Remington had house sales to various third parties totaling approximately $0 and $4,816,815 and Lot Sales to Centex of $744,360 and $480,000 during the three-month periods ended March 31, 2003 and 2002. The Partnership recognized a gain on investment of $250,000 as a result of the distribution from Remington.

Total expenses for the three-month period ended March 31, 2003 compared with the three-month period ended March 31, 2002, increased by $11,243 due to an increase in Accounting & Financial Reporting of $20,362. Other expenses, which include certain carrying costs related to property services incurred to prepare the PR Equities, Ltd. properties in San Jacinto, CA, for future sale are expensed as incurred in order to bring the stated value of the property to fair market value decreased by $8,174.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Partnership had cash on hand of $259,630. Operations for the three-month period ended March 31, 2003 provided cash of $1,115,570. Investing activities utilized cash of $671,377. Investing activities include proceeds from property sales of $744,360. These sales proceeds are offset by increases in land development and carrying costs of 1,415,737. Financing activities utilized cash of $970,362 related to payments of distributions to partners.

Operations for the three-month period ended March 31, 2002 provided cash of $2,837,299. Investing activities provided cash of $1,579,003. Investing activities include proceeds from property sales of $5,296,815. These sales proceeds are offset by increases in land development and carrying costs of $3,717,812. Financing activities utilized cash of $3,640,829 related to payments on the Remington note payables.

The Partnership had one property (“Sunset Crossing”) as of March 31, 2003 that is listed for sale for $3,000,000. Remington is holding additional parcels that they have already sold to a third party. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  May 19, 2003

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