Form 10QSB
period 2003-06-30
TMP LAND MORTGAGE FUND LTD
filed 2003-08-19
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003
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

Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002, Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002, and Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2003 and 2002 (b) the financial position at June 30, 2003 and (c) the cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                               June 30,          December 31
                                                2003                 2002
                                             (unaudited)           (audited)
                                           -------------         -------------

                                     Assets
                                     ------

Cash                                    $      1,198,520       $        785,799
Prepaid Expenses & Other                          85,919                422,914
Note Receivable (Note 8)                       1,512,500              1,512,500
Investment in Land, Net                        2,622,886              4,351,248
                                        ----------------       ----------------

      Total Assets                      $      5,419,825       $      7,072,461
                                        ================       ================

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other                $        518,596       $      1,588,713
Due to Affiliates (Note 5 and 6)                     501                      0
Franchise Taxes Payable                            1,600                  1,600
                                        ----------------       ----------------

      Total Liabilities                          520,697              1,590,313
                                        ----------------       ----------------

Minority Interests (Note 7)                      371,118                514,554
                                        ----------------       ----------------

General Partners                                (111,733)              (107,337)
Limited Partners:  20,000 Equity Units
 Authorized:
 15,715 Units Outstanding                      4,639,743              5,074,931
                                        ----------------       ----------------

      Total Partners' Capital                  4,528,010              4,967,594
                                        ----------------       ----------------

      Total Liabilities and Partners'
 Capital                                $      5,419,825       $      7,072,461
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Three Months Ended
                                                        June 30
                                                  2003               2002
                                           --------------      -------------

Property Sales                          $      4,931,385       $      5,868,960
Cost of Property Sales                        (4,569,897)            (5,395,230)
                                          ---------------      -----------------
         Net Income on Property Sales            361,488                473,730

Income
     Interest                                        588                  3,766
       Gain on Investment                              0                250,000
     Other                                         1,446                    150
                                          --------------      -----------------
         Total Income                            363,522                727,646
                                          --------------      -----------------

Expenses
     Accounting & Financial Reporting             30,188                  8,930
     General  & Administrative                       295                    306
     Outside Professional Services                 8,370                 11,792
     Participation Fees                                0                 69,498
                                          --------------       ----------------

         Total Expenses                           38,853                 90,526
                                          --------------       ----------------

Net Income before Minority Interests &
Taxes                                            324,669                637,120

Minority Interests (Loss) Gain in
Consolidated Affiliates                          (86,880)                70,405

State Franchise & Other Taxes                          0                (14,190)
                                        ----------------           -------------

         Net Income                     $        237,789       $        693,335
                                        ================       ================

Allocation of Net Income:

General Partners, in the Aggregate:     $          2,378       $          6,933
                                        ================       ================

Limited Partners, in the Aggregate:     $        235,411       $        686,402
                                        ================       ================

Limited Partners, per Equity Unit:      $          14.98       $          43.68
                                        ===============        ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Six Months Ended
                                                            June 30
                                                  2003                  2002
                                           --------------         -------------

Property Sales                          $       5,675,745       $    11,165,775
Cost of Property Sales                         (5,196,289)           (9,706,658)
                                           ---------------         -------------
         Net Income on Property Sales             479,456             1,459,117

Income
     Interest                                       1,494                 4,540
      Gain on Investment                          250,000               250,000
     Other                                          2,646                11,050
                                          ---------------         -------------
         Total Income                             733,596             1,724,707
                                          ---------------         -------------

Expenses
     Accounting & Financial Reporting              61,818                20,198
     General  & Administrative                      2,058                 1,171
     Outside Professional Services                 18,190                23,452
     Other                                              0                8,174
                                                                              -
     Participation Fees                                 0                69,498
                                          ---------------         -------------

         Total Expenses                            82,066               122,493
                                          ---------------         -------------

Net Income before Minority Interests &
Taxes                                             651,530             1,602,214

Minority Interests (Loss) Gain in
Consolidated Affiliates                          (106,562)             (174,699)

State Franchise & Other Taxes                     (14,190)              (15,790)
                                          ----------------         -------------

         Net Income                     $         530,778       $     1,411,725
                                        =================       ===============

Allocation of Net Income:

General Partners, in the Aggregate:     $           5,308       $        14,117
                                        =================       ===============

Limited Partners, in the Aggregate:     $         525,470       $     1,397,608
                                        =================       ===============

Limited Partners, per Equity Unit:      $           33.44       $         88.93
                                        =================       ===============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                   Six months Ended
                                                       June 30
                                                2003                   2002
                                           --------------        --------------

Cash Flows from Operating Activities:
  Net Income                               $      530,778        $    1,411,725
  Adjustments to Reconcile Net Income to
  Net Cash
       Provided By Operating Activities:
     Minority Interests in Consolidated
     Affiliates                                  (143,436)              (75,301)
     (Gain) Loss on Property Sales               (479,456)           (1,459,117)
     Other                                              0                 8,174
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and
    Other                                         336,995              (230,877)
    Increase in Property Taxes Payable                  0                     0
    Increase in Due to Affiliates                     501                   (54)
    Increase in Franchise Taxes Payable                 0                   800
    Increase in Accounts Payable & Other       (1,070,117)            1,092,503
                                           ---------------       --------------
        Net Cash Provided By Operating
        Activities                               (824,735)              747,853
                                           ---------------       --------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales
      less Selling Costs                        5,675,745             9,523,919
      Increase in Land Development and
      Carrying Costs                           (3,467,927)           (4,476,741)
                                           ---------------       ---------------

        Net Cash Provided By (Used In)
Investing Activities                            2,207,818             5,047,178
                                           --------------             ---------

Cash Flows from Financing Activities:
      Distributions to partners                  (970,362)           (1,400,716)
      Net (Payments) Proceeds to/from
      Notes Payable                                     0            (4,231,087)
                                           --------------        ---------------

        Net Cash (Used In) Provided By
        Financing Activities                     (970,362)           (5,631,803)
                                           ---------------        --------------

Net (Decrease)Increase in Cash                    412,721               163,228

Cash, Beginning of Period                         785,799               273,342
                                           --------------        --------------

Cash, End of Period                        $    1,198,520        $      436,570
                                           ==============        ==============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                  Consolidated Statements of Cash Flows, con't
                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                     $       14,190           $       14,190
                                        ==============           ==============

Cash Paid for Interest                  $            0           $       61,986
                                        ==============           ==============

Other  Disclosures:  Non-cash  investing  activities during the six-month period
-----  ------------
ended  June 30,  2002  consisted  of a decrease  in  property  taxes  payable of
$9,799,739 due to the foreclosure of the San Jacinto, CA property.

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD. A California Limited Partnership Notes to the Consolidated Financial Statements June 30, 2003 (unaudited)

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and RSJ Builders, LLC (“RSJ”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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
June 30, 2003
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

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership’s financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

In November 2002, the FASB issued Interpretation No. 45 (FIN), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Provisions of FIN NO. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership’s adoption of this pronouncement in January 2003 did not have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "accounting for Stock-Based Compensation-Transition and Disclosure", an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting". SFAS No. 148 provides for alternative methods of

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2003
(unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 (i) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (ii) amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002. Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002. In January 2003, the Partnership adopted the disclosure requirements of SFAS No. 148. The adoption of the disclosure provisions of this statement will not have a material effect on the Partnership’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

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

Since its formation, the Partnership had received and accepted subscriptions of 15,715 units, representing total subscription proceeds in the amount of $15,715,000. All proceeds were committed to mortgage loan

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2003
(unaudited)

Note 2 - Organization of the Partnership (continued)

investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans, four loans were funded in 1993 and three loans were funded in 1994 for a total of twelve loans.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
June 30, 2003
(unaudited)

Note 5 - Related Party Transactions

A distribution to the Partnership by Remington was received totaling $1,000,000 during the year ended December 31, 2002 of which a 3% participation fee of approximately $30,000 was paid to PacWest, a related party, in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest, a related party is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee ($191,831) was paid during the year ended December 31, 2002. In addition an additional $29,508 was paid on January 30, 2003. The remaining fee of $122,825 is recorded as Accounts Payable & Other in the accompanying Consolidated Balance Sheet as of June 30, 2003.

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

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of June 30, 2003 and December 31, 2002, the TMP Land Partnerships owe PacWest approximately $952,000 and $924,500 including advances & interest.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. Effective August 1, 2001, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Stateme
nts June 30, 2003
(unaudited)

Note 6 - Agreements with PacWest (continued)

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 2003 and December 31, 2002, the Partnership has $501 and $0, respectively, payable to PacWest related to the aforementioned agreements.

Note7 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who will develop the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the year ended December 31, 2002, Remington made a distribution to the Partnership of $1,000,000. During the three-month period ended June 30, 2003, Remington made a distribution to the Partnership of $1,000,000. The Partnership has recognized a gain on Investment of $250,000 as a result of this distribution.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
June 30, 2003
(unaudited)

Note 8 - Note Receivable

On April 16, 2002 the Partnership sold one of its properties for a total sales price of $2,025,000. In accordance with this sale a note secured by deed of trust was issued for $1,512,500. This note bears interest at 8 percent and is due to be paid in full no later than October 16, 2003.

TMP LAND MORTGAGE FUND, LTD. A California Limited Partnership June 30, 2003

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

During the three and six month period ended June 30, 2003, $588 and $1,494, respectively, of interest income was earned. During the three and six month period ended June 30, 2002, $3,766 and $4,540, respectively, of interest income was earned. During the six month period ended June 30, 2002 approximately $11,050 of other income was earned primarily the $10,000 relating to RSJ and San Jacinto Equities Agreement. Remington had house sales to various third parties totaling approximately $0 and $479,980 and Lot Sales to Centex of $4,931,385 and $3,363,980 during the three-month periods ended June 30, 2003 and 2002. . Remington had house sales to various third parties totaling approximately $0 and $5,296,795 and Lot Sales to Centex of $5,675,745 and $3,843,980 during the six-month periods ended June 30, 2003 and 2002. The Partnership recognized a gain on investment of $250,000 as a result of the distribution from Remington.

Total expenses for the three-month period ended June 30, 2003 compared with the three-month period ended June 30, 2002, decreased by $51,673 due to a decrease in Participation Fees of $69,498 and Outside Professional Services of $3,422. These decreases were partially offset by an increase in Accounting and Financial Reporting of $21,258. This increase is due to Remington increasing its Accounting department during this time of sales to Centex.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2003

Total expenses for the six-month period ended June 30, 2003 compared with the six-month period ended June 30, 2002, decreased by $40,427 due to a decrease in Participation Fees of $69,498, Other of $8,174 and Outside Professional Services of $5,262. These decreases were partially offset by an increase in Accounting and Financial Reporting of $41,620. This increase is due to Remington increasing its Accounting department during this time of sales to Centex.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Partnership had cash on hand of $1,198,520. Operations for the six-month period ended June 30, 2003 utilized cash of $824,735. Investing activities provided cash of $2,207,818. Investing activities include proceeds from property sales of $5,675,745. These sales proceeds are offset by increases in land development and carrying costs of 3,467,927. Financing activities utilized cash of $970,362 related to payments of distributions to partners.

Operations for the six-month period ended June 30, 2002 provided cash of $747,853. Investing activities provided cash of $5,047,178. Investing activities include proceeds from property sales of $11,165,775. These sales proceeds are offset by increases in land development and carrying costs of $4,476,741, selling expenses relating to property sales of $129,356 and the issuance of a note receivable of $1,512,500. Financing activities utilized cash of $5,631,803 related to payments on the Remington note payables and $1,400,716 related to payments of distributions to partners.

The Partnership had one property (“Sunset Crossing”) as of June 30, 2003 that is listed for sale for $3,000,000. Remington is holding additional parcels that they have already sold to a third party. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2003

                        TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                        By:      TMP Investments, Inc., A California Corporation
                                 as Co-General Partner

                                 By:      \s\ William O. Passo
                                        -----------------------------------

                                          William O. Passo, President

                                 By:       \s\ Anthony W. Thompson
                                        -----------------------------------

                                       Anthony W. Thompson, Exec. Vice President

                        By:      TMP Properties, A California General Partnership
                                 as Co-General Partner

                                 By:      \s\ William O. Passo
                                        -----------------------------------

                                          William O. Passo, Partner

                                 By:       \s\ Anthony W. Thompson
                                        -----------------------------------

                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                        -----------------------------------

                                         Scott E. McDaniel Partner

                By:    JAFCO, Inc., A California Corporation as Chief Accounting
                       Officer

                                 By:      \s\ John A. Fonseca
                                        -----------------------------------

                                          John A. Fonseca, President