Form 10QSB
period 2003-09-30
TMP LAND MORTGAGE FUND LTD
filed 2003-11-12
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003
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

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2003 and 2002 (b) the financial position at September 30, 2003 and (c) the cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                September 30,December 31
                                                2003                 2002
                                             (unaudited)           (audited)
                                          --------------         -------------

                                     Assets
                                     -------

Cash                                    $        688,142       $        785,799
Prepaid Expenses & Other                          12,300                422,914
Note Receivable (Note 8)                       1,512,500              1,512,500
Investment in Land, Net                        1,990,256              4,351,248
                                        ----------------       ----------------

      Total Assets                      $      4,203,198       $      7,072,461
                                        ================       ================

                                       Liabilities and Partners' Capital
                                       ---------------------------------

Accounts Payable & Other                $        375,867       $      1,588,713
Due to Affiliates (Note 5 and 6)                     258                      0
Franchise Taxes Payable                            1,600                  1,600
                                        ----------------       ----------------

      Total Liabilities                          377,725              1,590,313
                                        ----------------       ----------------

Minority Interests (Note 7)                       98,861                514,554
                                        ----------------       ----------------

General Partners                                (119,747)              (107,337)
Limited Partners:  20,000 Equity Units
 Authorized:
 15,715 Units Outstanding                      3,846,359              5,074,931
                                        ----------------       ----------------

      Total Partners' Capital                  3,726,612              4,967,594
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $      4,203,198       $      7,072,461
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended
                                                     September 30
                                               2003                     2002
                                        --------------            -------------

Property Sales                          $      1,209,585       $              0
Cost of Property Sales                        (1,549,187)                     0
Reimbursable Costs of Property Sales                   0                225,706
                                        ----------------           ------------
         Net (Loss) Income on Property
         Sales                                  (339,602)               225,706

Income
     Interest                                      6,128                  2,374
       Gain on Investment                        187,500                      0
     Other                                         1,200                      0
                                         ---------------          -------------
         Total (Loss) Income                    (144,774)               228,080
                                          ---------------         -------------

Expenses
     Accounting & Financial Reporting              7,672                  6,972
     General  & Administrative                     5,070                    141
     Outside Professional Services                 8,419                 11,768
     Participation Fees                                0                152,333
                                          --------------          -------------

         Total Expenses                           21,161                171,214
                                          --------------          -------------

Net (Loss) Income before Minority
Interests                                       (165,935)                56,866

Minority Interests (Loss) Gain in
Consolidated Affiliates                           84,757                (57,384)
                                         ---------------           -------------

         Net (Loss)                     $        (81,178)      $           (518)
                                        =================      =================

Allocation of Net (Loss):

General Partners, in the Aggregate:     $           (812)      $             (5)
                                        =================      =================

Limited Partners, in the Aggregate:     $        (80,366)      $           (513)
                                        =================      =================

Limited Partners, per Equity Unit:      $          (5.11)      $           (.03)
                                        =================      =================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                  Nine Months Ended
                                                     September 30
                                             2003                     2002
                                      --------------            -------------

Property Sales                          $      6,885,330       $     11,165,775
Cost of Property Sales                        (6,745,477)            (9,706,658)
Reimbursable Costs of Property Sales                   0                225,706
                                        ----------------          -------------
         Net Income on Property Sales            139,853              1,684,823

Income
     Interest                                      7,622                  6,914
      Gain on Investment                         437,500                250,000
     Other                                         3,846                 11,050
                                        ----------------          -------------
         Total Income                            588,821              1,952,787
                                        ----------------          -------------

Expenses
     Accounting & Financial Reporting             69,490                 27,170
     General  & Administrative                     7,128                  1,312
     Outside Professional Services                26,609                 35,220
     Other                                             0                  8,174
     Participation Fees                                0                221,831
                                        ----------------          -------------

         Total Expenses                          103,227                293,707
                                        ----------------          -------------

Net Income before Minority Interests &
Taxes                                            485,594              1,659,080

Minority Interests (Loss) Gain in
Consolidated Affiliates                          (21,806)              (232,083)

State Franchise & Other Taxes                    (14,190)               (15,790)
                                        -----------------          -------------

         Net Income                     $        449,598       $      1,411,207
                                        ================       ================

Allocation of Net Income:

General Partners, in the Aggregate:     $          4,496       $         14,112
                                        ================       ================

Limited Partners, in the Aggregate:     $       445,102        $     1,397,095
                                        ===============        ===============

Limited Partners, per Equity Unit:      $         28.32        $         88.90
                                        ===============        ===============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                   Nine months Ended
                                                      September 30
                                                2003                   2002
                                           --------------        --------------

Cash Flows from Operating Activities:
  Net Income                              $      449,598        $    1,411,207
  Adjustments to Reconcile Net Income to
  Net Cash
       Provided By Operating Activities:
     Minority Interests in Consolidated
     Affiliates                                   21,807               232,083
     Recovery of Investment                     (437,500)             (250,000)
     (Gain) Loss on Property Sales              (139,853)           (1,684,823)
     Other                                             0                 8,174
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and Other       410,614             (277,039)
    Increase in Property Taxes Payable                 0                 2,927
    Increase in Due to Affiliates                    258                  (40)
    Increase in Franchise Taxes Payable                0                   800
    (Decrease) Increase in Accounts
     Payable & Other                          (1,212,846)                92,371
                                           --------------        --------------
        Net Cash (Used In) Operating
        Activities                              (907,922)             (464,340)

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales
      less Selling Costs                       6,885,330             11,036,419
      Issuance of Note Receivable in
      Property Sale                                    0             (1,512,500)
      Increase in Land Development and
      Carrying Costs                          (4,384,485)            (3,387,650)
                                           --------------         --------------
        Net Cash Provided By Investing
        Activities                             2,500,845              6,136,269
                                             ---------------     --------------

Cash Flows from Financing Activities:
      Distributions to partners               (1,690,580)           (1,400,716)
      Net (Payments) Proceeds to/from
      Notes Payable                                    0           (4,231,087)
                                           -------------        --------------
        Net Cash (Used In) Financing
        Activities                            (1,690,580)           (5,631,803)
                                           --------------        --------------

Net (Decrease) Increase in Cash                  (97,657)                40,126

Cash, Beginning of Period                        785,799                273,342
                                          --------------        ---------------

Cash, End of Period                       $      688,142       $        313,468
                                          ==============       ================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                       $        14,190      $         14,190
                                          ===============      ================

Cash Paid for Interest                    $             0      $         61,986
                                          ===============      ================

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership

Notes to the Consolidated Financial Statements
September 30, 2003
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
September 30, 2003
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

Recent Authoritative Pronouncements- In September 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations. In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

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
September 30, 2003
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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

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

Since its formation, the Partnership had received and accepted subscriptions of 15,715 units, representing

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
September 30, 2003
(unaudited)

Note 2 - Organization of the Partnership (continued)

total subscription proceeds in the amount of $15,715,000. All proceeds were committed to mortgage loan investments made by the Partnership and to working capital reserves. During 1992, the Partnership funded five mortgage loans, four loans were funded in 1993 and three loans were funded in 1994 for a total of twelve loans.

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

Note 4 - Allocation of Profits and Losses and Cash Distributions

Profit, losses, and cash distributions are allocated ninety-nine percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of eight percent per annum based on their adjusted capital account balances, at which time, remaining profits, losses and cash distributions are allocated seventy-nine percent to the limited partners and twenty-four percent to the General Partners. Distributions of cash from operations, if any, are made monthly within 30 days after the end of the month.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
September 30, 2003
(unaudited)

Note 4 - Allocation of Profits and Losses and Cash Distributions (continued)

On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital. On May 16, 2002 distributions of approximately $13,870 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On January 17, 2003 distributions of approximately $9,704 and $960,658 were made to the General Partners and limited partners, respectively, as a return of capital. On September 15, 2003 a distributions of $7,202 and $713,016 were made to the General Partners and limited partners, respectively, as a return of capital.

Note 5 - Related Party Transactions

A distribution to the Partnership by Remington was received totaling $1,000,000 during the year ended December 31, 2002 of which a 3% participation fee of approximately $30,000 was paid to PacWest, a related party, in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest, a related party is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 10) only a portion ($39,498) of the total participation fee ($191,831) was paid during the year ended December 31, 2002. In addition an additional $29,508 was paid on January 30, 2003. The remaining fee of $122,825 is recorded as Accounts Payable & Other in the accompanying Consolidated Balance Sheet as of September 30, 2003.

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

A California Limited Partnership
Notes to the Consolidated Financial Statements
September 30, 2003
(unaudited)

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2003 and December 31, 2002, the TMP Land Partnerships owe PacWest approximately $5,000 and $924,500 including advances & interest.

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 2003 and December 31, 2002, the Partnership has $258 and $0, respectively, payable to PacWest related to the aforementioned agreements.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
September 30, 2003
(unaudited)

Note7 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who will develop the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the year ended December 31, 2002, Remington made a distribution to the Partnership of $1,000,000. During the three-month period ended June 30, 2003, Remington made a distribution to the Partnership of $1,000,000. The Partnership has recognized a gain on Investment of $250,000 as a result of this distribution. During the three-month period ended September 30, 2003, Remington made a distribution to the Partnership of $750,000. The Partnership has recognized a gain on Investment of $187,500 as a result of this distribution.

Note 8 - Note Receivable

On April 16, 2002 the Partnership sold one of its properties for a total sales price of $2,025,000. In accordance with this sale a note secured by deed of trust was issued for $1,512,500. This note bears interest at 8 percent and is due to be paid in full no later than October 16, 2003. On October 20,2003 the Partnership entered into a modification of the note secured by deed of trust. The modification extended the due date of the note to November 16, 2003 with an additional potential of extension until February 28, 2004. The Partnership received $191,583 on October 23, 2003 relating to this modification. Approximately $30,248 of this amount is considered an extension fee and is not applicable to the principal or interest that is due on the note.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2003

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

During the three and nine month period ended September 30, 2003, $6,128 and $7,622, respectively, of interest income was earned. During the three and nine month period ended September 30, 2002, $2,374 and $6,914, respectively, of interest income was earned. During the nine month period ended September 30, 2002 approximately $11,050 of other income was earned primarily the $10,000 relating to RSJ and San Jacinto Equities Agreement. Remington had Lot Sales to Centex of $1,209,585 and $0 during the three-month periods ended September 30, 2003 and 2002. Remington had house sales to various third parties totaling approximately $0 and $5,296,795 and Lot Sales to Centex of $6,885,330 and $5,868,980 during the nine-month periods ended September 30, 2003 and 2002. The Partnership recognized a gain on investment of $437,500 and $250,000 as a result of distributions from Remington during the nine-month periods ended September 30, 2003 and 2002, respectively.

Total expenses for the three-month period ended September 30, 2003 compared with the three-month period ended September 30, 2002, decreased by $150,053 due to a decrease in Participation Fees of $152,333 and Outside Professional Services of $3,349.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2003

Total expenses for the nine-month period ended September 30, 2003 compared with the nine-month period ended September 30, 2002, decreased by $190,480 due to a decrease in Participation Fees of $221,831, Other of $8,174 and Outside Professional Services of $8,611. These decreases were partially offset by an increase in Accounting and Financial Reporting of $42,320. This increase is due to Remington increasing its Accounting department during this time of sales to Centex.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Partnership had cash on hand of $688,142. Operations for the nine-month period ended September 30, 2003 utilized cash of $907,922. Investing activities provided cash of $2,500,845. Investing activities include proceeds from property sales of $6,885,330. These sales proceeds are offset by increases in land development and carrying costs of $4,384,485. Financing activities utilized cash of $1,690,580 related to payments of distributions to partners.

Operations for the nine-month period ended September 30, 2002 utilized cash of $464,340. Investing activities provided cash of $6,136,269. Investing activities include proceeds from property sales of $11,165,775. These sales proceeds are offset by increases in land development and carrying costs of $3,387,650, selling expenses relating to property sales of $129,356 and the issuance of a note receivable of $1,512,500. Financing activities utilized cash of $5,631,803 related to payments on the Remington note payables and $1,400,716 related to payments of distributions to partners.

The Partnership had one property (“Sunset Crossing”) as of September 30, 2003 that is listed for sale for $3,000,000. Remington is holding additional parcels that they have already sold to a third party. The Partnership does not intend to acquire any additional properties. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  November 11, 2003

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