Form 10QSB/A
period 2003-09-30
TMP LAND MORTGAGE FUND LTD
filed 2003-11-17
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

This amended Form 10Q is filed to include an accounting adjustment that was inadvertently not included with the original Form 10Q filed on November 12, 2003.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statements are filed as a part of this form 10-QSB/A:

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                September 30,December 31
                                                2003                 2002
                                             (unaudited)           (audited)
                                          --------------         -------------

                                     Assets
                                     -------

Cash                                    $        688,142       $        785,799
Prepaid Expenses & Other                          12,300                422,914
Note Receivable (Note 8)                       1,512,500              1,512,500
Investment in Land, Net                        1,990,256              4,351,248
                                        ----------------       ----------------

      Total Assets                      $      4,203,198       $      7,072,461
                                        ================       ================

                                       Liabilities and Partners' Capital
                                       ---------------------------------

Accounts Payable & Other                $        575,867       $      1,588,713
Due to Affiliates (Note 5 and 6)                     258                      0
Franchise Taxes Payable                            1,600                  1,600
                                        ----------------       ----------------

      Total Liabilities                          577,725              1,590,313
                                        ----------------       ----------------

Minority Interests (Note 7)                       98,861                514,554
                                        ----------------       ----------------

General Partners                                (121,747)              (107,337)
Limited Partners:  20,000 Equity Units
 Authorized:
 15,715 Units Outstanding                      3,648,359              5,074,931
                                        ----------------       ----------------

      Total Partners' Capital                  3,526,612              4,967,594
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $      4,203,198       $      7,072,461
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended
                                                     September 30
                                               2003                     2002
                                        --------------            -------------

Property Sales                          $      1,209,585       $              0
Cost of Property Sales                        (1,549,187)                     0
Reimbursable Costs of Property Sales                   0                225,706
                                        ----------------           ------------
         Net (Loss) Income on Property
         Sales                                  (339,602)               225,706

Income
     Interest                                      6,128                  2,374
       Loss on Investment                        (12,500)                     0
     Other                                         1,200                      0
                                         ---------------          -------------
         Total (Loss) Income                    (344,774)               228,080
                                          ---------------         -------------

Expenses
     Accounting & Financial Reporting              7,672                  6,972
     General  & Administrative                     5,070                    141
     Outside Professional Services                 8,419                 11,768
     Participation Fees                                0                152,333
                                          --------------          -------------

         Total Expenses                           21,161                171,214
                                          --------------          -------------

Net (Loss) Income before Minority
Interests                                       (365,935)                56,866

Minority Interests (Loss) Gain in
Consolidated Affiliates                           84,757                (57,384)
                                         ---------------           -------------

         Net (Loss)                     $        (281,178)      $          (518)
                                        =================      =================

Allocation of Net (Loss):

General Partners, in the Aggregate:     $           (2812)      $            (5)
                                        =================      =================

Limited Partners, in the Aggregate:     $        (278,366)      $           (513)
                                        =================      =================

Limited Partners, per Equity Unit:      $          (17.71)      $           (.03)
                                        =================      =================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                  Nine Months Ended
                                                     September 30
                                             2003                     2002
                                      --------------            -------------

Property Sales                          $      6,885,330       $     11,165,775
Cost of Property Sales                        (6,745,477)            (9,706,658)
Reimbursable Costs of Property Sales                   0                225,706
                                        ----------------          -------------
         Net Income on Property Sales            139,853              1,684,823

Income
     Interest                                      7,622                  6,914
      Gain on Investment                         237,500                250,000
     Other                                         3,846                 11,050
                                        ----------------          -------------
         Total Income                            388,821              1,952,787
                                        ----------------          -------------

Expenses
     Accounting & Financial Reporting             69,490                 27,170
     General  & Administrative                     7,128                  1,312
     Outside Professional Services                26,609                 35,220
     Other                                             0                  8,174
     Participation Fees                                0                221,831
                                        ----------------          -------------

         Total Expenses                          103,227                293,707
                                        ----------------          -------------

Net Income before Minority Interests &
Taxes                                            285,594              1,659,080

Minority Interests (Loss) Gain in
Consolidated Affiliates                          (21,806)              (232,083)

State Franchise & Other Taxes                    (14,190)               (15,790)
                                        -----------------          -------------

         Net Income                     $        249,598       $      1,411,207
                                        ================       ================

Allocation of Net Income:

General Partners, in the Aggregate:     $          2,496       $         14,112
                                        ================       ================

Limited Partners, in the Aggregate:     $        247,102        $     1,397,095
                                        ================        ===============

Limited Partners, per Equity Unit:      $         15.72        $         88.90
                                        ===============        ===============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                   Nine months Ended
                                                      September 30
                                                2003                   2002
                                           --------------        --------------

Cash Flows from Operating Activities:
  Net Income                              $      249,598        $    1,411,207
  Adjustments to Reconcile Net Income to
  Net Cash
       Provided By Operating Activities:
     Minority Interests in Consolidated
     Affiliates                                  (178,193)              232,083
     Recovery of Investment                     (237,500)             (250,000)
     (Gain) Loss on Property Sales              (139,853)           (1,684,823)
     Other                                             0                 8,174
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and Other       410,614             (277,039)
    Increase in Property Taxes Payable                 0                 2,927
    Increase in Due to Affiliates                    258                  (40)
    Increase in Franchise Taxes Payable                0                   800
    (Decrease) Increase in Accounts
     Payable & Other                          (1,012,846)                92,371
                                           --------------        --------------
        Net Cash (Used In) Operating
        Activities                              (907,922)             (464,340)

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales
      less Selling Costs                       6,885,330             11,036,419
      Issuance of Note Receivable in
      Property Sale                                    0             (1,512,500)
      Increase in Land Development and
      Carrying Costs                          (4,384,485)            (3,387,650)
                                           --------------         --------------
        Net Cash Provided By Investing
        Activities                             2,500,845              6,136,269
                                             ---------------     --------------

Cash Flows from Financing Activities:
      Distributions to partners               (1,690,580)           (1,400,716)
      Net (Payments) Proceeds to/from
      Notes Payable                                    0           (4,231,087)
                                           -------------        --------------
        Net Cash (Used In) Financing
        Activities                            (1,690,580)           (5,631,803)
                                           --------------        --------------

Net (Decrease) Increase in Cash                  (97,657)                40,126

Cash, Beginning of Period                        785,799                273,342
                                          --------------        ---------------

Cash, End of Period                       $      688,142       $        313,468
                                          ==============       ================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                       $        14,190      $         14,190
                                          ===============      ================

Cash Paid for Interest                    $             0      $         61,986
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

During the three and nine month period ended September 30, 2003, $6,128 and $7,622, respectively, of interest income was earned. During the three and nine month period ended September 30, 2002, $2,374 and $6,914, respectively, of interest income was earned. During the nine month period ended September 30, 2002 approximately $11,050 of other income was earned primarily the $10,000 relating to RSJ and San Jacinto Equities Agreement. Remington had Lot Sales to Centex of $1,209,585 and $0 during the three-month periods ended September 30, 2003 and 2002. Remington had house sales to various third parties totaling approximately $0 and $5,296,795 and Lot Sales to Centex of $6,885,330 and $5,868,980 during the nine-month periods ended September 30, 2003 and 2002. The Partnership recognized a gain on investment of $237,500 and $250,000 primarily as a result of distributions from Remington during the nine-month periods ended September 30, 2003 and 2002, respectively.

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