Form 10KSB
period 2003-12-31
TMP LAND MORTGAGE FUND LTD
filed 2004-03-30
CIK 872836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 33-39238

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

ITEM 1                 BUSINESS

TMP Land Mortgage Fund, Ltd., (the Partnership) is a California Limited Partnership formed in November 1991, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners (“General Partners”). The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of Investment Company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940. As of December 31, 2003, twelve loans had been made by the Partnership.

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

LOANS STATUS AND FORECLOSED PROPERTIES

As of December 31, 2003, the Partnership had made twelve mortgage loans of which three were paid and nine resulted in foreclosures. The status of such loans and related foreclosures and other relevant information are summarized below.

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

SUNSET CROSSING I LOAN

The Partnership made their fourth loan (“Loan 4”) to Sunset Crossing I, a California Limited Partnership. Loan 4 was secured by a first trust deed on 44 acres of commercially zoned property at the southwest corner of the intersection of Interstate 10 and Sunset Avenue in the city of Banning, California. In August of 1994, Sunset Crossing I defaulted on this loan. The Partnership foreclosed on the property in December of 1994. In July 2000 the Partnership entered into an agreement to sell the property for $2,750,000. The terms of the sale called for nonrefundable deposits in the amount of $10,000 to be paid to the Partnership every 120 days and for escrow to close on or before July 2002. The Partnership received deposits of $10,000 in November 2000 and March 2001 but did not receive the deposit due in July 2001. After negotiations with the buyer, the Partnership agreed to extend the escrow closing date to January 15, 2003, increase the sales price from $2,750,000 to $3,000,000 and to receive $10,000 nonrefundable deposits every 90 days starting in August 2001. In August 2001 the Partnership received an additional $10,000 deposit but did not receive the December 2001 deposit. On January 8, 2002 the Partnership cancelled escrow for non-performance. The $30,000 of funds received was non-refundable and therefore the Partnership has recognized these funds as income during the year ended December 31, 2001. The property is currently in escrow for $2,750,000 with a projected close of escrow date of December 10, 2004.

FOX-OLSON LOAN #1

The Partnership’s fifth loan (“Loan 5”) was made to Marilyn Fox-Olson; who defaulted on the loan. The Partnership foreclosed on this property in November 1994. The current zoning for the property is C-1 (commercial). It is located at the northeast corner of Newport Road and Bradley Road in the unincorporated area of Riverside County known as Sun City/Menifee Valley. Approximately 2.14 acres of this property were sold in July 1999 for a sales price of $279,655. The Partnership recorded a net gain on the sale of approximately $18,000. On April 16, 2002 the Partnership sold the property for a total sales price of $2,025,000. In accordance with this sale a note secured by deed of trust was issued for $1,512,500. This note bears interest at 8 percent and is due to be paid in full no later than October 16, 2003. A net gain of approximately $743, 500 was recorded upon the sale of this property. On October 20, 2003 the Partnership entered into a modification of the note secured by deed of trust. The modification extended the due date of the note to November 16, 2003 with an additional potential of extension until February 28, 2004. The Partnership received $194,608 in October 2003 relating to this modification. Approximately $30,248 of the amount is considered an extension fee and is not applicable to the principal or interest that is due on the note. On November 17, 2003 the Partnership received $1,512,500 in full payment from this note.

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

The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on the site in four phases. During 1999, and in accordance with the Operating Agreement, the Partnership contributed this property to the LLC for a predetermined value of $1,638,000. The carrying value of the property was approximately $1,698,000 and therefore the Partnership recognized a loss of approximately $60,000 when this property was contributed. Phase I consisted of 48 homes and 4 models, which all have been sold as of December 31, 2001 and one parking lot. The remaining lots of Phase II (43 lots), III and IV (88 lots) and the parking lot were sold to a third party during the year ended December 31, 2001. Remington continued to develop the land, building finished lots and delivering to the third party for them to construct homes. In accordance with the sale agreement and escrow instructions, $250,000 of non-refundable deposits received by Remington were recorded as income during the year ended December 31, 2001. The purchase price for the finished lots equals $93,045 per Finished Lot (as defined in the sale agreement). All lots have been sold as of December 31, 2003

TMP HOMES FLOWERFIELD-SUN CITY, LLC ("Sun City")

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

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2003, there were approximately 830 record holders, representing total subscription of 15,715 Units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 1 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the General Partners’ knowledge, there was no trading activity during the fiscal years ended December 31, 1998- 2002. In 1996, 75 Units were traded at between $315 and $400 per Unit.

CASH DISTRIBUTIONS

Total interest received on mortgage loans from inception to December 31, 2003 was $3,569,666 and other income from deposits and other sources have been received in the amount of $1,474,375. Also during 1996, Loan 12 was repaid in the form of $1,500,000 in cash and a 20% interest in Peppertree Park, LLC valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571. In 1997, the Partnership received net proceeds from the sale of an apartment building for its investment in Steadfast HSC, LLC and distributed $2,232,365 to investors. There were no distributions in 1999 or 2000. On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital. On May 16, 2002 distributions of approximately $13,870 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On January 17, 2003 distributions of approximately $9,704 and $960,658 were made to the General Partners and limited partners, respectively, as a return of capital. On September 15, 2003 distributions of $7,202 and $713,016 were made to the General Partners and limited partners, respectively, as a return of capital. On December 2, 2003 distributions of $13,868 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital.

ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership for the years ended December 31, 1999 - 2003 and should be read in conjunction with the more detailed Consolidated Financial Statements contained in Item 8, below. This table is unaudited.

                                2003          2002          2001            2000           1999
-----------------------------------------------------------------------------------------------
Interest Income             $   204,640  $      7,719  $     18,182   $     32,083   $     44,140
Gain (Loss) on Sale of Land $    46,719  $  1,725,063  $   (803,463)  $   (484,980)  $     23,383
Other Income                $   241,346  $     51,050  $     43,429   $      6,207   $      3,600
Total Income                $ 7,331,316  $ 12,527,174  $  6,294,084   $  3,552,129   $     71,123
Net Income (Loss)           $   243,637  $  1,434,855  $   (669,834)  $   (781,507)  $   (655,641)
Net Income (Loss) per Unit  $  15.50     $      91.30  $     (42.62)  $     (49.73)  $     (41.72)
Cash Distribution per Unit  $    196.71  $      89.13  $      32.14   $          0   $          0
Total Assets                $ 2,516,162  $  7,072,461  $ 20,297,442   $ 20,690,744   $ 17,535,955
-------------------------------------------------------------------     -------------------------

Per Unit calculations based on 15,715 Units outstanding at December 31, 1999 - 2003.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2003 and 2002.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the year ended December 31, 2003, $204,640 of interest income was earned approximately $197,200 of the interest income was related to the issuance of a note receivable in 2002 (see Note 8). Remington had Lot Sales to Centex of $6,885,330 during the year ended December 31, 2003. The Partnership recognized a gain on investment of $237,500 as a result of distributions from Remington during the year ended December 31, 2003 (see Note 7). All of the Remington lots have been sold and it is anticipated that there will be one final distribution during 2004.

During the year ended December 31, 2002 approximately $7,700 of interest income was earned and $51,050 of other income was earned from the $50,000 relating to RSJ and San Jacinto Equities Agreement discussed below. The Partnership sold a property for $2,025,000 (see Note 8) and Remington had house sales to various third parties totaling $5,296,795 and Lot Sales to Centex of $5,146,610 during the year ended December 31, 2002.

As of February 2002, RSJ entered into an Agreement with San Jacinto Equities, LLC (“SJE”) whereby SJE will pay RSJ a total of $50,000 to cooperate with SJE in reinstating the expired tentative tract maps and to waive its right of Redemption to the Property following the sale of the Property at foreclosure. Per the Agreement, $10,000 was paid to RSJ upon execution of the Agreement and an additional $40,000 was paid to RSJ after two of the six tentative tract maps were reinstated. As of December 31, 2002, RSJ has received the total $50,000 from SJE and has recorded the amount as Other Income during the year ended December 31, 2002. RSJ is due no further payments.

Total expenses for the year ended December 31, 2003 compared with the year ended December 31, 2002, decreased by $108,889 due to a decrease in Participation Fees of $126,375, Other of $8,174 and Outside Professional Services of $30,907. These decreases were partially offset by an increase in Accounting and Financial Reporting of $51,909. This increase is due to Remington increasing its Accounting department during this time of sales to Centex.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Partnership had cash on hand of $505,088. Operations for the year ended December 31, 2003 utilized cash of $1,099,906. Investing activities provided cash of $3,910,493. Investing activities include proceeds from property sales of $6,885,330 and payoff of the note receivable of $1,512,500. These sales proceeds are offset by increases in land development and carrying costs of $4,487,337. Financing activities utilized cash of $3,091,298 related to payments of distributions to partners.

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

The Partnership had one property (“Sunset Crossing”) in Banning as of December 31, 2003 that is in escrow for an all cash offer of $2,750,000. The buyer is currently is in the due diligence period which expires April 6, 2004. If at the end of the due diligence period, the buyer proceeds with the purchase of the property, the buyer is to deposit a total of $105,000 into escrow which is to be released to the Partnership and applicable to the purchase price. The escrow is scheduled to close December 10, 2004. Remington has sold all of the lots and the Partnership is expecting a final distribution in 2004. The Partnership does not intend to acquire any additional properties. Upon the sale of the “Sunset Crossing” property in Banning, the Partnership intends to distribute the sales proceeds and dissolve the Partnership.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of the Form 10-KSB:

For the fiscal years ended December 31, 2003 and 2002:

Report of Independent Auditors                                               13

Consolidated Balance Sheets as of December 31, 2003 and 2002                 14

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002                                                   15

Consolidated Statements of Partners' Capital for the years Ended
 December 31, 2003 and 2002                                                  16

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002                                                   17

Notes to Consolidated Financial Statements                                18-24

Supplemental Schedules to Consolidated Financial Statements               25,26

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)

We have audited the accompanying consolidated balance sheets of TMP Land Mortgage Fund, Ltd. as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Land Mortgage Fund, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 22, 2004

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002

                                               2003                  2002
                                              -----                 -----

                                     Assets

Cash                                       $        505,088    $        785,799
Prepaid Expenses & Other Receivables                 11,100             422,914
Note Receivable (Note 10)                                 0           1,512,500
Investment in Unimproved Land, Net                1,999,974           4,351,248
                                           ----------------    ----------------

      Total Assets                         $      2,516,162    $      7,072,461
                                           ================    ================

                                       Liabilities and Partners' Capital

Accounts Payable & Other                   $        318,952    $      1,588,713
Franchise Taxes Payable                               1,600               1,600
                                           ----------------    ----------------

      Total Liabilities                             320,552           1,590,313
                                           ----------------    ----------------

Minority Interests                                   75,677             514,554
                                           ----------------    ----------------

General Partners                                   (135,675)           (107,337)
Limited Partners:  20,000 Equity Units
Authorized:
 15,715 Units Outstanding                         2,255,608           5,074,931
                                           ----------------    ----------------

      Total Partners' Capital                     2,119,933           4,967,594
                                           ----------------    ----------------

      Total Liabilities and Partners'
      Capital                              $      2,516,162    $      7,072,461
                                           ================    ================

           See Accompanying Notes to Consolidated Financial Statements

                         TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                 For the years ended December 31, 2003 and 2002

                                                   2003                2002
                                            --------------       -------------
Property Sales                             $      6,885,330    $       12,468,405

Cost of Property Sales                            6,838,611          10,743,342
                                           ----------------       -------------

Net Gain on Property Sales                           46,719           1,725,063

Other Income
      Interest                                      204,640               7,719
      Gain on Investment                            237,500             250,000
     Other                                            3,846              51,050
                                           ----------------       -------------
Total Gain                                          492,705           2,033,832
                                           ----------------       -------------

Expenses
     Accounting & Financial Reporting               100,958              49,049
     General  & Administrative                        7,235               2,577
     Manager Profit Participation                    95,456             221,831
     Outside Professional Services                   32,608              63,515
     Other                                                0               8,174
                                           ----------------       -------------
         Total Expenses                             236,257             345,146
                                           ----------------       -------------

Net Income before Minority Interests and
Income Taxes                                        256,448           1,688,686

Minority Interests Gain (Loss) in
Consolidated Affiliates                               1,379            (236,464)

Taxes                                               (14,190)            (17,367)
                                            ---------------    -----------------

         Net Income                        $        243,637    $      1,434,855
                                           ================    ================

Allocation of Net Income:

General Partners, in the Aggregate:        $          2,436    $         14,349
                                           ================    ================

Limited Partners, in the Aggregate:        $        241,201    $      1,420,506
                                           ================    ================

Limited Partners, per Equity Unit:         $          15.35    $          90.39
                                           ================    ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP Land Mortgage Fund, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
                 For the Years Ended December 31, 2003 and 2002

                                      General       Limited
                                     Partners      Partners             Total
                                     --------      --------             -----

Partners' Capital (deficit),
January 1, 2002                $   (107,818)   $  5,041,272     $     4,933,454

Distributions                       (13,867)     (1,386,848)         (1,400,715)

Net Income for 2002                  14,349       1,420,506           1,434,855
                                -----------   -------------     ---------------

Partners' (Deficit) Capital,
December 31, 2002              $   (107,336)   $  5,074,930     $     4,967,594

Distributions                       (30,774)     (3,060,524)         (3,091,298)

Net Income for 2003                   2,436         241,201             243,637
                                -----------    ------------     ---

Partners' (Deficit) Capital,
December 31, 2003              $   (135,674)   $  2,255,607     $     2,119,933
                                ============    ===========           =========

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2003 and 2002

                                                2003                   2002
                                           --------------        --------------

Cash Flows from Operating Activities:
  Net Income                                 $      243,637     $     1,434,855
  Adjustments to Reconcile Net Income to
  Net Cash
      (Used In) Provided By Operating
       Activities:
     (Gain) on Property Sales                       (46,719)         (1,725,063)
     Minority Interests in Consolidated
     Affiliates                                    (438,877)            (13,975)
     Other                                                0               8,174
  Changes in Assets and Liabilities:
    Decrease (Increase) in Prepaid Expenses
    and Other Receivables                           411,814             (75,573)
   (Decrease) Increase in Accounts Payable
    & Other                                      (1,269,761)            785,120
    Increase in Franchise Tax Payable                     0                 800
    (Decrease) in Due to Affiliates                       0                (240)
                                              -------------       --------------
        Net Cash (Used In) Provided By
        Operating Activities                     (1,099,906)            414,098
                                              --------------            -------

Cash Flows from Investing Activities:
      Proceeds from Property Sales less
      Issuance of
          Note Receivable and payment of
          selling expenses                        6,885,330          10,826,549
      Proceeds from Payoff of Note
      Receivable                                  1,512,500                   0
      Increase in Land Development and
      Carrying Costs                             (4,487,337)         (5,096,388)
                                                ------------      --------------
        Net Cash Provided By Investing
        Activities                                3,910,493           5,730,161
                                                -----------     ---------------

Cash Flows from Financing Activities:
      Distributions to Partners                  (3,091,298)         (1,400,715)
      Payments On Notes Payable                           0          (4,231,087)
                                             --------------       --------------
        Net Cash (Used In) Financing
        Activities                               (3,091,298)         (5,631,802)
                                              --------------      --------------

(Decrease) Increase in Cash                        (280,711)            512,457

Cash, Beginning of Period                           785,799             273,342
                                             --------------      --------------

Cash, End of Period                          $      505,088     $       785,799
                                              =============     ===============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                          $       14,190     $        14,967
                                             ==============     ===============

Cash Paid for Interest                       $            0     $        61,986
                                             ==============     ===============

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2003

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
December 31, 2003

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

Recent Authoritative Pronouncements- In September 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and the adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Provisions of FIN NO. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2003

Note 1 - General and Summary of Significant Accounting Policies (continued)

In December 2002, the FASB issued SFAS No. 148, "accounting for Stock-Based Compensation-Transition and Disclosure", an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting". SFAS No. 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 (i) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (ii) amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002. Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material effect on the Partnership's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

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

The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California and in some instances, in other areas of Southern California, and to provide cash distributions to the limited partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2003

Note 2 - Organization of the Partnership (continued)

any other type of Investment Company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940.

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
December 31, 2003

Note 4 - Allocation of Profits and Losses and Cash Distributions (continued)

On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital. On May 16, 2002 distributions of $13,867 and $1,386,848 were made to the General Partners and limited partners, respectively, as a return of capital. On January 17, 2003 distributions of approximately $9,704 and $960,658 were made to the General Partners and limited partners, respectively, as a return of capital. On September 15, 2003 distributions of $7,202 and $713,016 were made to the General Partners and limited partners, respectively, as a return of capital. On December 2, 2003 distributions of $13,868 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital.

Note 5 - Related Party Transactions

A distribution to the Partnership by Remington was received totaling $1,000,000 during the year ended December 31, 2002 of which a 3% participation fee of approximately $30,000 was paid to PacWest, a related party, in accordance with the Management Agreement. In addition, based on the sale of the Sun City property on April 16, 2002 for $2,025,000 PacWest, a related party is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 8) only a portion ($39,498) of the total participation fee ($286,977) was paid during the year ended December 31, 2002. In addition an additional $29,508 was paid on January 30, 2003. The remaining fee of $217,971 was received on November 17, 2003 when the Note Receivable (see Note 8) was paid off.

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
December 31, 2003

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

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of December 31, 2003 and 2002, the TMP Land Partnerships owe PacWest approximately $0 and $924,500 including advances & interest.

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
December 31, 2003

Note 6 - Agreements with PacWest (continued)

past five years. As of December 31, 2003 and 2002, the Partnership has $0 and $0, respectively, payable to PacWest related to the aforementioned agreements.

Note7 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who developed the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the year ended December 31, 2002, Remington made a distribution to the Partnership of $1,000,000. During the year ended December 31, 2003, Remington made two distributions to the Partnership totaling $1,750,000. The Partnership has recognized a net Gain on Investment of $237,500 and $250,000, respectively as a result of these distributions for the year ended December 31, 2003 and 2002.

Note 8 - Note Receivable

On April 16, 2002 the Partnership sold one of its properties for a total sales price of $2,025,000. In accordance with this sale a note secured by deed of trust was issued for $1,512,500. This note bears interest at 8 percent and was due to be paid in full no later than October 16, 2003. On October 20,2003 the Partnership entered into a modification of the note secured by deed of trust. The modification extended the due date of the note to November 16, 2003 with an additional potential of extension until February 28, 2004. The Partnership received $194,608 in October 2003 relating to this modification. On November 17, 2003 the note was paid in full.

                                                          TMP LAND MORTGAGE FUND, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2003

-----------------------------------------------------------------------------------------------------------------------------------
COLUMN      A                  B              C           D                  E             F             G            H          I
------------------------------------------------------------------------------------------------------------------------------------

                                                   COSTS CAPITALIZED
                                                        SUBSEQUENT         Gross
                                                   TO ACQUISITION        amount at                                        Estimated
                                                   --------------
                                                  Initial   Carrying  which Carried   Accumulated   Date of       Date   Depreciable
Description of Assets      Encumbrances   Cost    Improvement   Cost   at Year-End   Depreciation  Construction   Acquired    Life
-----------------------------------------------------------------------------------------------------------------------------------

Unimproved land - Banning        -0-    1,875,000     1,500     123,474  1,999,974       -0-         N/A        12/21/94       N/A

Less valuation allowance:                                               $        0
                                                                        ----------

Net carrying value                                                      $1,999,974
                                                                        ==========

Reconciliation of carrying amount
---------------------------------

Beginning balance                   $    4,351,248

Additions:
  Carrying Costs/Improvements - Banning     16,452
Deductions:
  Cost of Property Sold - San Diego     (2,367,726)

Ending balance                      $    1,999,974
                                    ==============

                                                      TMP LAND MORTGAGE FUND, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2002

-----------------------------------------------------------------------------------------------------------------------------------
COLUMN         A                 B          C                  D              E            F             G           H         I
-----------------------------------------------------------------------------------------------------------------------------------
                                                    COSTS CAPITALIZED
                                                        SUBSEQUENT         Gross
                                                     TO ACQUISITION       amount at                                       Estimated
                                          Initial             Carrying  which Carried  Accumulated    Date of      Date  Depreciable
Description of Assets        Encumbrances   Cost    Improvement  Cost   at Year-End   Depreciation  Construction  Acquired   Life

Unimproved land - Banning          -0-     1,875,000   1,500   107,022    1,983,522       -0-           N/A       12/21/94    N/A
Unimproved land - San Diego        -0-     1,658,000       0   709,726    2,367,726       -0-           N/A       08/23/95
                              --------     ---------       -   -------   ----------
N/A
                            $       0    $ 3,533,000 $ 1,500 $ 816,748  $ 4,351,248       -0-
                            ---------     ==========   =====  ========   ==========       ===

Less valuation allowance:                                               $         0
                                                                        -----------
Net carrying value                                                      $ 4,351,248
                                                                        ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                             $   19,676,579

Additions:
  Carrying Costs/Improvements - Banning               13,039
   Decrease in Valuation Allowance                 4,199,825
Deductions:
  Cost of Property Sold - San Diego               (4,397,968)
  Cost of Property Sold - Sun City                (1,140,662)
  Cost of Property Foreclosed - San Jacinto      (13,999,565)
                                                -------------

Ending balance                                $    4,351,248
                                              ==============

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

TMP Investments, Inc., a California Corporation, was formed on December 12, 1984. TMP Investments, Inc. acts as loan servicer for the Partnership, maintaining records with respect to, and billing and collecting payments on, the loans made by the Partnership. As compensation for such services, TMP has received a monthly loan-servicing fee from each borrower, and not the Partnership, in an amount up to 1/8th of 1% of the outstanding principal amount of the borrower’s loan. See “Compensation to the general partners and their Affiliates.” TMP Investments also performs administrative, bookkeeping and clerical services for the Partnership. The principals of TMP Investments, Inc. are William O. Passo and Anthony W. Thompson.

The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

WILLIAM O. PASSO, 62, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of

Passo, Yates and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real-estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. d.b.a. TMP Management, a property management company, and an officer of TMP Capital Corp, (“TMP CC”), a NASD registered broker-dealer.

SCOTT E. MCDANIEL, 57, is a General Partner of TMP Properties. He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. “TONY” THOMPSON, 57, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP CC; a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson’s primary responsibility is marketing TMP offerings through the broker-dealer community.

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

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 15, 1991) through the year ended December 31, 2003, the Partnership paid no fees to the General Partners but, did receive collectively $22,323 during the year ended December 31, 1997 as their share of the Partnership distributions. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003 the Partnership has 15,715 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table sets forth the number of the Units beneficially owned as of December 31, 2003 by each officer, director and General Partner and by all such persons as a group.

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

OFFERING AND ORGANIZATIONAL STAGE
Amount paid from Formation thru 12/31/2003

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

Date: March 22, 2004

                                      TMP Land Mortgage Fund, Ltd.
                                      A California Limited Partnership

                                      By: TMP Investments, Inc., a California
                                          Corporation as Co-General Partner

                                      By:       /S/WIlliam O. Passo
                                          --------------------------------
                                               William O. Passo, President

                                      By:     /S/Anthony W. Thompson
                                          --------------------------------
                                               Anthony W. Thompson, Exec. VP

                                      By: TMP Properties, a California General
                                          Partnership as Co-General Partner

                                      By:     /S/William O. Passo
                                          -------------------------------------
                                               William O. Passo, General Partner

                                      By:     /S/Anthony W. Thompson
                                          -------------------------------------
                                               Anthony W. Thompson, General Partner

                                      By:     /S/Scott E. McDaniel
                                          ---------------------------------------
                                               Scott E. McDaniel, General Partner

                                      By: JAFCO, Inc., a California Corporation
                                          as Chief Accounting Officer

                                      By:     /S/John Fonseca
                                          --------------------------------------
                                               John Fonseca, President