Form 10QSB
period 2004-03-31
TMP LAND MORTGAGE FUND LTD
filed 2004-05-20
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004
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

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003, Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, and Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2004 and 2003 (b) the financial position at March 31, 2004 and (c) the cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2003 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                               March 31,          December 31
                                                 2004                    2003
                                              (unaudited)         __(audited)__
                                             ------------         -------------

                                     Assets
                                     -------

Cash                                         $     417,093        $     505,088
Prepaid Expenses & Other                                 0               11,100
Investment in Land, Net                          2,010,274            1,999,974
                                             -------------        -------------

      Total Assets                           $   2,427,367        $   2,516,162
                                             =============        =============

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other                     $      91,869        $     318,952

Due to Affiliates (Note 5 and 6)                         0                    0
Franchise Taxes Payable                              1,600                1,600
                                             -------------        -------------

      Total Liabilities                             93,469              320,552
                                             -------------        -------------

Minority Interests (Note 7)                         57,790               75,677

                                             -------------        -------------

General Partners                                  (141,243)            (135,675)
Limited Partners:  20,000 Equity Units Authorized:
 15,715 Units Outstanding                        2,417,351            2,255,608
                                             -------------        -------------

    Total Partners' Capital                      2,276,108            2,119,933
                                             -------------        -------------

    Total Liabilities and Partners' Capital  $   2,427,367        $   2,516,162
                                             =============        =============

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended
                                                        March 31
                                                  2004                  2003
                                            -------------         -------------

Property Sales                               $           0        $     744,360
Cost of Property Sales                             (34,285)            (626,393)
                                             --------------        -------------
         Net (Loss) Income on Property Sales        34,285)             117,967

Income
     Interest                                        2,105                  906
      Gain on Investment                           200,000              250,000
     Other                                           2,400                1,200
                                             -------------        -------------

         Total (Loss) Income                       170,220              370,073
                                             --------------       -------------

Expenses
     Accounting & Financial Reporting                5,800               31,630
     General  & Administrative                         347                1,761
     Outside Professional Services                   5,993               9,820
                                                                              -
     Other                                               0                    0
                                             -------------        -------------

         Total Expenses                             12,140               43,211
                                             -------------        -------------

Net (Loss) Income before Minority Interests
& Taxes                                            158,080              326,862

Minority Interests Gain (Loss) in
Consolidated Affiliates                             17,887              (19,683)

State Franchise & Other Taxes                      (12,590)             (14,190)
                                             --------------        -------------

         Net (Loss) Income                   $     163,377        $     292,989
                                             ==============       =============

Allocation of Net (Loss) Income:

General Partners, in the Aggregate:          $       1,634        $       2,930
                                             ==============       =============

Limited Partners, in the Aggregate:          $     161,743        $     290,059
                                             ==============       =============

Limited Partners, per Equity Unit:           $       10.29        $       18.46
                                             ==============       =============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                               Three months Ended
                                    March 31
                                                  2004                   2003
                                             --------------        --------------

Cash Flows from Operating Activities:
  Net (Loss) Income                          $     163,377        $     292,989
  Adjustments to Reconcile Net Income to Net
  Cash
       Provided By Operating Activities:
     Minority Interests in Consolidated
     Affiliates                                    (17,887)            (230,316)
     Loss (Gain) on Property Sales                  34,285             (117,967)
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and Other          11,100              336,967
    Increase in Property Taxes Payable                   0                6,733
    Increase in Due to Affiliates                        0                  773
    (Decrease) Increase in Accounts Payable
    & Other                                       (227,083)             826,391
                                             --------------       -------------
        Net Cash (Used In) Provided By
        Operating Activities                       (36,208)           1,115,570
                                             --------------       -------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales                   0              744,360
      Increase in Land Development and
      Carrying Costs                               (44,585)          (1,415,737)
                                             --------------       --------------
        Net Cash Provided By (Used In)
        Investing Activities                       (44,585)            (671,377)
                                             --------------       --------------

Cash Flows from Financing Activities:
      Distributions to partners                     (7,202)            (970,362)
                                             --------------       --------------
        Net Cash (Used In) Provided By
        Financing Activities                        (7,202)            (970,362)
                                             --------------       --------------

 Net (Decrease) in Cash                            (87,995)            (526,169)

Cash, Beginning of Period                          505,088              785,799
                                             -------------        -------------

Cash, End of Period                          $     417,093        $     259,630
                                             =============        =============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                          $      12,590        $      14,190
                                             =============        =============

Cash Paid for Interest                       $           0        $           0
                                             =============        =============

          See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
March 31, 2004
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

Principles of Consolidation – The consolidated financial statements include the accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington) and RSJ Builders, LLC (“RSJ”). RSJ was dissolved in 2003 and therefore was not consolidated in the 2004 amounts. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Income Taxes - No provision for federal income taxes has been made in the accompanying consolidated financial statements as all profits and losses flow through to the respective partners and are recognized on their individual income tax returns. However, income tax expense does include 1) the minimum California franchise tax required to be paid by the Partnership and its consolidated entities is $800 per year per entity and 2) the gross receipts fee for limited liability companies, where applicable.

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

Use of Estimates – In the preparation of financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
March 31, 2004
(unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

could differ from these estimates.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
March 31, 2004
(unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

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
March 31, 2004
(unaudited)

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

On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital. On May 16, 2002 distributions of $13,867 and $1,386,848 were made to the General Partners and limited partners, respectively, as a return of capital. On January 17, 2003 distributions of $9,704 and $960,658 were made to the General Partners and limited partners, respectively, as a return of capital. On September 15, 2003 distributions of $7,202 and $713,016 were made to the General Partners and limited partners, respectively, as a return of capital. On December 2, 2003 distributions of $13,868 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital.

Note 5 - Related Party Transactions

A distribution to the Partnership by Remington of $1,000,000 was made during the year ended December 31, 2002 of which a 3% participation fee ($30,000) was paid to PacWest, a related party, in accordance with the Management Agreement. In addition, based on the sale of the Sun City property in April 2002 for $2,025,000 PacWest is due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 8) only a portion ($39,498) of the total participation fee ($286,977) was paid during the year ended December 31, 2002. In addition an additional $29,508 was paid on January 30, 2003. The remaining fee of $217,971 was received on November 17, 2003 when the Note Receivable (see Note 8) was paid off.

See Note 2 regarding information on management of the Partnership during 2004.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
March 31, 2004
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

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
March 31, 2004
(unaudited)

Note 6 - Agreements with PacWest (continued)

separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

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

Note7 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who developed the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the year ended December 31, 2002, Remington made a distribution to the Partnership of $1,000,000. During the year ended December 31, 2003, Remington made two distributions to the Partnership totaling $1,750,000. The Partnership has recognized a net Gain on Investment of $237,500 and $250,000, respectively as a result of these distributions for the year ended December 31, 2003 and 2002. In May 2004, Remington made a distribution to the Partnership totaling $200,000 which is recorded on the accompanying Consolidated Income Statement for the period ended March 31, 2004 as a Gain on Investment.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2004

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2003.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the three month periods ended March 31, 2004 and 2003, $2,105 and $906 of interest income was earned, respectively. Remington had Lot Sales to Centex of $744,360 during the three month period ended March 31, 2003. The Partnership recognized a gain on investment of $250,000 as a result of distributions from Remington during the three-month period ended March 31, 2003 (see Note 7). ). In May 2004, Remington made a distribution to the Partnership totaling $200,000 which is recorded on the accompanying Consolidated Income Statement for the period ended March 31, 2004 as a Gain on Investment.

Total expenses for the three month period ended March 31, 2004 compared with the three month period ended March 31, 2003, decreased by $31,071 due to a decrease in Accounting & Financial Reporting of $25,830, $3,827 in Outside Professional Services and $1,414 in General & Administrative.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
March 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Partnership had cash on hand of $417,093. Operations for the three-month period ended March 31, 2004 utilized cash of $36,208. Investing activities utilized cash of $44,585 relating to the payment of certain land development and carrying costs. Financing activities utilized cash of $7,202 related to payments of distributions to partners.

Operations for the three-month period ended March 31, 2003 provided cash of $1,115,570. Investing activities utilized cash of $671,377. Investing Activities include proceeds from property sales of $744,360. These sales proceeds are offset by increases in land development and carrying costs of $1,415,737. Financing activities utilized cash of $970,362 related to the distribution of funds to the partners.

The Partnership had one property (“Sunset Crossing”) in Banning as of March 31, 2004 that is in escrow for an all cash offer of $2,750,000. The buyer was in the due diligence period which expired April 6, 2004. In accordance with the sale agreement, if at the end of the due diligence period, the buyer proceeds with the purchase of the property, the buyer is to deposit a total of $105,000 into escrow which is to be released to the Partnership and applicable to the purchase price. On April 13, 2004 the Partnership received $100,000 relating to this sale. The escrow is scheduled to close December 10, 2004. The Partnership does not intend to acquire any additional properties. Upon the sale of the “Sunset Crossing” property in Banning, the Partnership intends to distribute the sales proceeds and dissolve the Partnership.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                                 March 31, 2004

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  May 20, 2004

                        TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                        By:      TMP Investments, Inc., A California Corporation\
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