Form 10QSB
period 2004-06-30
TMP LAND MORTGAGE FUND LTD
filed 2004-08-16
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004
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

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003, and Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2004 and 2003 (b) the financial position at June 30, 2004 and (c) the cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                                June 30,          December 31
                                                 2004                    2003
                                              (unaudited)         __(audited)__
                                           --------------         -------------

                                                           Assets
                                                           ------

Cash                                    $        158,402       $        505,088
Prepaid Expenses & Other                           6,764                 11,100
Investment in Land, Net                        2,018,293              1,999,974
                                        ----------------       ----------------

      Total Assets                      $      2,183,459       $      2,516,162
                                        ================       ================

                        Liabilities and Partners' Capital
                        ---------------------------------

Accounts Payable & Other                $        115,055       $        318,952
Due to Affiliates (Note 5 and 6)                       0                      0
Franchise Taxes Payable                            1,600                  1,600
                                        ----------------       ----------------

      Total Liabilities                          116,655                320,552
                                        ----------------       ----------------

Minority Interests (Note 7)                       74,436                 75,677
                                        ----------------       ----------------

General Partners                                (144,080)              (135,675)
Limited Partners:  20,000 Equity Units
Authorized:
 15,715 Units Outstanding                      2,136,448              2,255,608
                                        ----------------       ----------------

      Total Partners' Capital                  1,992,368              2,119,933
                                        ----------------       ----------------

      Total Liabilities and Partners'
 Capital                                $      2,183,459       $      2,516,162
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended
                                                         June 30
                                                   2004                 2003
                                            --------------        -------------

Property Sales                          $              0       $      4,931,385
Cost of Property Sales                            17,450             (4,569,897)
                                         ---------------        ----------------
         Net Income on Property Sales             17,450                361,488

Income
     Interest                                        376                    588
      Gain on Investment                               0                      0
     Other                                             0                  1,446
                                         ---------------        ---------------
         Total Income                             17,826                363,522
                                         ---------------        ---------------

Expenses
     Accounting & Financial Reporting              6,901                 30,188
     General  & Administrative                        65                    295
     Outside Professional Services                10,969                  8,370
     Other                                           301                      0
                                         ---------------        ---------------

         Total Expenses                           18,236                 38,853
                                         ---------------        ---------------

Net (Loss) Income before Minority
Interests & Taxes                                  (410)                324,669

Minority Interests Gain (Loss) in
Consolidated Affiliates                         (16,645)                (86,880)

State Franchise & Other Taxes                      (800)                      0
                                         ---------------        ---------------

         Net (Loss) Income              $       (17,855)       $        237,789
                                        ================       ================

Allocation of Net (Loss) Income:

General Partners, in the Aggregate:     $          (178)       $          2,378
                                        ================       ================

Limited Partners, in the Aggregate:     $       (17,677)       $        235,411
                                        ================       ================

Limited Partners, per Equity Unit:      $         (1.12)       $          14.98
                                        ================       ================

          See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Six Months Ended
                                                        June 30
                                                  2004                2003
                                           --------------       -------------

Property Sales                          $              0       $      5,675,745
Cost of Property Sales                           (16,835)            (5,196,289)
                                         ----------------       ----------------
         Net (Loss) Income on Property
         Sales                                   (16,835)               479,456

Income
     Interest                                      2,481                  1,494
      Gain on Investment                         200,000                250,000
     Other                                         2,400                  2,646
                                          --------------       ----------------
         Total Income                            188,046                733,596
                                          --------------       ----------------

Expenses
     Accounting & Financial Reporting             12,701                 61,818
     General  & Administrative                       411                  2,058
     Outside Professional Services                16,962                 18,190
     Other                                           301                      0
                                        ----------------       ----------------

         Total Expenses                           30,375                 82,066
                                        ----------------       ----------------

Net (Loss) Income before Minority
Interests & Taxes                                157,671                651,530

Minority Interests Gain (Loss) in
Consolidated Affiliates                            1,241               (106,562)

State Franchise & Other Taxes                    (13,390)               (14,190)
                                        -----------------       ----------------

         Net Income                     $        145,522       $        530,778
                                        ================       ================

Allocation of Net Income:

General Partners, in the Aggregate:     $          1,455       $          5,308
                                        ================       ================

Limited Partners, in the Aggregate:     $        144,067       $        525,470
                                        ================       ================

Limited Partners, per Equity Unit:      $           9.17       $          33.44
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                      Six months Ended
                                                    June 30
                                             2004                   2003
                                        --------------        --------------

Cash Flows from Operating Activities:
  Net Income                            $        145,522       $        530,778
  Adjustments to Reconcile Net Income to
  Net Cash
       Provided By Operating Activities:
     Minority Interests in Consolidated
    Affiliates                                    (1,241)              (143,436)
     Loss (Gain) on Property Sales                16,835               (479,456)
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and
    Other                                          4,336                336,995
    Increase in Due to Affiliates                      0                    501
    (Decrease) Increase in Accounts
    Payable & Other                             (203,897)            (1,070,117)
                                         ----------------             ----------
        Net Cash (Used In) Provided By
        Operating Activities                     (38,445)              (824,735)
                                         ----------------       ----------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales                 0              5,675,745
      Increase in Land Development and
      Carrying Costs                             (35,154)            (3,467,927)
                                         ----------------       ----------------
        Net Cash Provided By (Used In)
        Investing Activities                     (35,154)             2,207,818
                                        -----------------      ----------------

Cash Flows from Financing Activities:
      Distributions to partners                 (273,087)              (970,362)
                                        -----------------       ----------------
        Net Cash (Used In) Provided By
        Financing Activities                    (273,087)              (970,362)
                                        -----------------       ----------------

 Net (Decrease) in Cash                         (346,686)               412,721

Cash, Beginning of Period                        505,088                785,799
                                        ----------------       ----------------

Cash, End of Period                     $        158,402       $      1,198,520
                                        ================       ================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                     $         12,891       $         14,190
                                        ================       ================

Cash Paid for Interest                  $              0       $              0
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
June 30, 2004
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
June 30, 2004
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

Recent Authoritative Pronouncements- In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

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
June 30, 2004
(unaudited)

Note 2 - Organization of the Partnership (continued)

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

On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital. On May 16, 2002 distributions of $13,867 and $1,386,848 were made to the General Partners and limited partners, respectively, as a return of capital. On January 17, 2003 distributions of $9,704 and $960,658 were made to the General Partners and limited partners, respectively, as a return of capital. On September 15, 2003 distributions of $7,202 and $713,016 were made to the General Partners and limited partners, respectively, as a return of capital. On December 2, 2003 distributions of $13,868 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On June 22, 2004 the Parnership made a total distribution of $265,885. The limited partners received $263,226 and the General Partners received $2,659, as a return of capital.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
June 30, 2004
(unaudited)

Note 5 - Related Party Transactions

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
June 30, 2004
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

Note7 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who developed the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the year ended December 31, 2002, Remington made a distribution to the Partnership of $1,000,000. During the year ended December 31, 2003, Remington made two distributions to the Partnership totaling $1,750,000. The Partnership has recognized a net Gain on Investment of $237,500 and $250,000, respectively as a result of these distributions for the year ended December 31, 2003 and 2002. On June 2, Remington made a distribution to the Partnership totaling $200,000, which is recorded on the accompanying Consolidated Income Statement for the six month period ended June 30, 2004 as a Gain on Investment.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2004

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

During the six month periods ended June 30, 2004 and 2003, $2,481 and $1,494 of interest income was earned, respectively. Remington had Lot Sales to Centex of $5,675,745 during the six month period ended June 30, 2003. The Partnership recognized a gain on investment of $250,000 as a result of distributions from Remington during the three-month period ended June 30, 2003 (see Note 7). On June 2, 2004, Remington made a distribution to the Partnership totaling $200,000, which is recorded on the accompanying Consolidated Income Statement for the six month period ended June 30, 2004 as a Gain on Investment.

Total expenses for the three month period ended June 30, 2004 compared with the three month period ended June 30, 2003, decreased by $20,918 due to primarily to a decrease in Accounting & Financial Reporting of $23,287.

Total expenses for the six month period ended June 30, 2004 compared with the six month period ended June 30, 2003, decreased by $51,992 due primarily to a decrease in Accounting & Financial Reporting of $49,117.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
June 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Partnership had cash on hand of $158,402. Operations for the six-month period ended June 30, 2004 utilized cash of $38,445. Investing activities utilized cash of $35,154 relating to the payment of certain land development and carrying costs. Financing activities utilized cash of $273,087 related to payments of distributions to partners.

Operations for the six-month period ended June 30, 2003 utilized cash of $824,735. Investing activities provided cash of $2,207,818. Investing Activities include proceeds from property sales of $5,675,745. These sales proceeds are offset by increases in land development and carrying costs of $3,467,927. Financing activities utilized cash of $970,362 related to the distribution of funds to the partners.

The Partnership had one property (“Sunset Crossing”) in Banning as of June 30, 2004 that is in escrow for an all cash offer of $2,750,000. The buyer was in the due diligence period which expired April 6, 2004. In accordance with the sale agreement, if at the end of the due diligence period, the buyer proceeds with the purchase of the property, the buyer is to deposit a total of $100,000 into escrow which is to be released to the Partnership and applicable to the purchase price. On April 13, 2004 the Partnership received $100,000 relating to this sale. The escrow is scheduled to close December 10, 2004. The Partnership does not intend to acquire any additional properties. Upon the sale of the “Sunset Crossing” property in Banning, the Partnership intends to distribute the sales proceeds and dissolve the Partnership.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                                  June 30, 2004

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.
Date:  August 16, 2004

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