Form 10QSB
period 2004-09-30
TMP LAND MORTGAGE FUND LTD
filed 2004-11-15
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004
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

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2004 and 2003 (b) the financial position at September 30, 2004 and (c) the cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                                        September 30,          December 31
                                             2004                    2003
                                          (unaudited)           (audited)
                                       --------------         -------------

                                                           Assets
                                                           -------

Cash                                    $        135,138       $        505,088
Prepaid Expenses & Other                           6,764                 11,100
Investment in Land, Net                        2,018,300              1,999,974
                                        ----------------       ----------------

      Total Assets                      $      2,160,202       $      2,516,162
                                        ================       ================

                                       Liabilities and Partners' Capital
                                       ---------------------------------

Accounts Payable & Other                $        110,639       $        318,952
Franchise Taxes Payable                            1,600                  1,600
                                        ----------------       ----------------

      Total Liabilities                          112,239                320,552
                                        ----------------       ----------------

Minority Interests (Note 7)                       61,222                 75,677
                                        ----------------       ----------------

General Partners                                (144,137)              (135,675)
Limited Partners:  20,000 Equity Units
Authorized:
 15,715 Units Outstanding                      2,130,878              2,255,608
                                        ----------------       ----------------

      Total Partners' Capital                  1,986,741              2,119,933
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $      2,160,202       $      2,516,162
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended
                                                     September 30
                                               2004                     2003
                                         -------------            -------------

Property Sales                          $               0            $1,209,585
Cost of Property Sales                            (13,124)           (1,549,187)
                                          ----------------         -------------
         Net (Loss) on Property Sales             (13,124)             (339,602)

Income
     Interest                                         159                 6,128
      (Loss) on Investment                              0               (12,500)
     Other                                            800                 1,200
                                          ---------------          ------------
         Total (Loss)                             (12,165)             (344,774)
                                          ----------------         -------------

Expenses
     Accounting & Financial Reporting              (1,114)                7,672
     General  & Administrative                        225                 5,070
     Outside Professional Services                  7,564                 8,419
                                          ---------------           -----------

         Total Expenses                             6,675                21,161
                                          ---------------          ------------

Net (Loss) before Minority Interests &
Taxes                                          (18,840)                (365,935)

Minority Interests Gain in Consolidated
 Affiliates                                        13,213                84,757
                                          ---------------         -------------

         Net (Loss)                     $          (5,627)        $   (281,178)
                                        ==================        =============

Allocation of Net (Loss):

General Partners, in the Aggregate:     $             (56)        $      (2,812)
                                        ==================        ==============

Limited Partners, in the Aggregate:     $          (5,571)        $    (278,366)
                                        ==================        =====

Limited Partners, per Equity Unit:      $            (.35)        $      (17.71)
                                        ==================        ==============

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Nine Months Ended
                                                        September 30
                                                  2004                 2003
                                           --------------        -------------

Property Sales                          $               0            $6,885,330
Cost of Property Sales                            (29,959)           (6,745,477)
                                          ----------------         -------------
         Net (Loss) Income on Property
         Sales                                    (29,959)              139,853

Income
     Interest                                       2,640                 7,622
      Gain on Investment                          200,000               237,500
     Other                                          3,200                 3,846
                                          ---------------         -------------
         Total Income                             175,881               388,821
                                          ---------------         -------------

Expenses
     Accounting & Financial Reporting              11,587                69,490
     General  & Administrative                        636                 7,128
     Outside Professional Services                 24,526               26,609
                                          ---------------         -------------

         Total Expenses                            36,749               103,227
                                          ---------------         -------------

Net (Loss) Income before Minority
Interests & Taxes                                 139,132               285,594

Minority Interests Gain (Loss) in
 Consolidated Affiliates                           14,455              (21,806)

State Franchise & Other Taxes                     (13,691)             (14,190)
                                           ---------------        -------------

         Net Income                     $       139,896            $     249,598
                                        ===============            =============

Allocation of Net Income:

General Partners, in the Aggregate:     $         1,399            $      2,496
                                        ===============            ============

Limited Partners, in the Aggregate:     $       138,497            $    247,102
                                        ===============            ============

Limited Partners, per Equity Unit:      $          8.81            $      15.72
                                        ===============            ============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                    Nine months Ended
                                                       September 30
                                                2004                   2003
                                           --------------        --------------

Cash Flows from Operating Activities:
  Net Income                               $      139,896        $      249,598
  Adjustments to Reconcile Net Income to
  Net Cash
       Provided By Operating Activities:
     Minority Interests in Consolidated
     Affiliates                                   (14,455)             (178,193)
     Recovery of Investment                             0              (237,500)
     Loss (Gain) on Property Sales                 29,959              (139,853)
  Changes in Assets and Liabilities:
    Decrease in Prepaid Expenses and
    Other                                           4,336               410,614
    Increase in Due to Affiliates                       0                   258
    (Decrease) Increase in Accounts
    Payable & Other                              (208,313)           (1,012,846)
                                            --------------            ----------
        Net Cash (Used In) Provided By
        Operating Activities                      (48,577)             (907,922)
                                            --------------        --------------

Cash Flows from Investing Activities:
      Net Proceeds from Property Sales                  0             6,885,330
      Increase in Land Development and
      Carrying Costs                              (48,285)           (4,384,485)
                                            --------------        --------------
        Net Cash Provided By (Used In)
        Investing Activities                      (48,285)            2,500,845
                                           ---------------       --------------

Cash Flows from Financing Activities:
      Distributions to partners                  (273,088)           (1,690,580)
                                            --------------        --------------
        Net Cash (Used In) Provided By
        Financing Activities                     (273,088)           (1,690,580)
                                            --------------        --------------

 Net (Decrease) in Cash                          (369,950)              (97,657)

Cash, Beginning of Period                         505,088               785,799
                                           --------------        --------------

Cash, End of Period                        $      135,138        $      688,142
                                           ==============        ==============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                        $       12,891        $       14,190
                                           ==============        ==============

Cash Paid for Interest                     $            0        $            0
                                           ==============        ==============

           See Accompanying Notes to Consolidated Financial Statements

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements
September 30, 2004
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
September 30, 2004
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
September 30, 2004
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
September 30, 2004
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
September 30, 2004
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

Note7 - Minority Interests

In 1995, the Partnership entered into joint venture agreements with TMP Homes whereby the Partnership contributed land for a 75% interest in Remington and Sun City. TMP Homes contributed $100 for its 25% interest. As a result of this transaction and subsequent capital contributions whereby the Partnership has contributed assets for a 75% interest; the Partnership has recognized a loss equal to the fair value of 25% of the assets contributed to the joint venture. TMP Homes, as the minority interest owner, who developed the property, has recorded a gain equal to the fair value of 75% of the assets contributed to the joint venture by the Partnership. During the year ended December 31, 2002, Remington made a distribution to the Partnership of $1,000,000. During the year ended December 31, 2003, Remington made two distributions to the Partnership totaling $1,750,000. The Partnership has recognized a net Gain on Investment of $237,500 and $250,000, respectively as a result of these distributions for the year ended December 31, 2003 and 2002. On June 2, 2004, Remington made a distribution to the Partnership totaling $200,000, which is recorded on the accompanying Consolidated Income Statement for the nine month period ended September 30, 2004 as a Gain on Investment.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2004

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

During the nine month periods ended September 30, 2004 and 2003, $2,640 and $7,622 of interest income was earned, respectively. Remington had Lot Sales to Centex of $6,885,330 during the nine month period ended September 30, 2003. The Partnership recognized a gain on investment of $237,500 as a result of distributions from Remington during the nine-month period ended September 30, 2003 (see Note 7). On September 2, 2004, Remington made a distribution to the Partnership totaling $200,000, which is recorded on the accompanying Consolidated Income Statement for the nine month period ended September 30, 2004 as a Gain on Investment.

Total expenses for the three month period ended September 30, 2004 compared with the three month period ended September 30, 2003, decreased by $14,486 due to primarily to a decrease in Accounting & Financial Reporting of $8,786. The Partnership over accrued for certain Accounting & Financial Reporting expenses in prior months and therefore when actual expenses were paid, a negative expense for the three month period ended September 30, 2004 occurred. General Administrative expenses decreased by $4,845 due to an increase in expenses in 2003 incurred by Remington during the time of property sales to Centex.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
September 30, 2004

Total expenses for the nine month period ended September 30, 2004 compared with the nine month period ended September 30, 2003, decreased by $66,478 due primarily to a decrease in Accounting & Financial Reporting of $57,903 and General and Administrative of $6,492. Accounting & Financial Reporting and General Administrative expenses decreased due to an increase in expenses in 2003 incurred due to Remington increasing its Accounting Department and Administrative expenses during the time of property sales to Centex.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Partnership had cash on hand of $135,138. Operations for the nine-month period ended September 30, 2004 utilized cash of $48,577. Investing activities utilized cash of $48,285 relating to the payment of certain land development and carrying costs. Financing activities utilized cash of $273,088 related to payments of distributions to partners.

Operations for the nine-month period ended September 30, 2003 utilized cash of $907,922. Investing activities provided cash of $2,500,845. Investing Activities include proceeds from property sales of $6,885,330. These sales proceeds are offset by increases in land development and carrying costs of $4,384,485. Financing activities utilized cash of $1,690,580 related to the distribution of funds to the partners.

The Partnership had one property (“Sunset Crossing”) in Banning as of September 30, 2004 that is in escrow for an all cash offer of $2,750,000. The buyer was in the due diligence period which expired April 6, 2004. In accordance with the sale agreement, if at the end of the due diligence period, the buyer proceeds with the purchase of the property, the buyer is to deposit a total of $100,000 into escrow which is to be released to the Partnership and applicable to the purchase price. On April 13, 2004 the Partnership received $100,000 relating to this sale. The escrow is scheduled to close December 10, 2004. The Partnership does not intend to acquire any additional properties. Upon the sale of the “Sunset Crossing” property in Banning, the Partnership intends to distribute the sales proceeds and dissolve the Partnership.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

Controls and Procedures

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                               September 30, 2004

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934; the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:  November 15, 2004

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