Form 10KSB
period 2004-12-31
TMP LAND MORTGAGE FUND LTD
filed 2005-04-15
CIK 872836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee
Required) for the fiscal year ended December 31, 2004

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
incorporation or organization)

96 Corporate Park, Suite 200
Irvine, California 92606
(Address of principal executive offices, including Zip Code)

(949) 442-1000
(Issuer's telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                                                                                                                                                          Name of each exchange on which registered

---------------------                                                ------------------------------------

N/A                                                                                                                                                                                   N/A

Securities to be registered pursuant to Section 12 (g) of the Act:

Title of each class                                                                                                                                                          Name of each exchange on which registered

---------------------                                                ------------------------------------

Units of Limited Partnership Interest                                                                                                                         N/A

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [] No [X ]

PART    1

ITEM   1          BUSINESS

TMP Land Mortgage Fund, Ltd., (the Partnership) is a California Limited Partnership formed in November 1991, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners (“General Partners”). The Partnership was formed principally to make short-term loans to unaffiliated parties secured by first trust deeds on unimproved properties, primarily in the Inland Empire area of Southern California, and to provide cash distributions on a current basis to the limited partners, primarily from interest earned on the mortgage loans. The Partnership is not a mutual fund or any other type of Investment Company within the meaning of, and is not subject to regulations under, the Investment Company Act of 1940. As of December 31, 2003, twelve loans had been made by the Partnership. In May 2004, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2004. As of December 31, 2004 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

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

As of December 31, 2004, the Partnership has sold or transferred all its properties or other interests and has dissolved the Partnership.

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

LOANS STATUS AND FORECLOSED PROPERTIES

As of December 31, 2004, the Partnership had made twelve mortgage loans of which three were paid and nine resulted in foreclosures. The status of such loans and related foreclosures and other relevant information are summarized below.

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

SUNSET CROSSING I LOAN

The Partnership made their fourth loan (“Loan 4”) to Sunset Crossing I, a California Limited Partnership. Loan 4 was secured by a first trust deed on 44 acres of commercially zoned property at the southwest corner of the intersection of Interstate 10 and Sunset Avenue in the city of Banning, California. In August of 1994, Sunset Crossing I defaulted on this loan. The Partnership foreclosed on the property in December of 1994. In July 2000 the Partnership entered into an agreement to sell the property for $2,750,000. The terms of the sale called for nonrefundable deposits in the amount of $10,000 to be paid to the Partnership every 120 days and for escrow to close on or before July 2002. The Partnership received deposits of $10,000 in November 2000 and March 2001 but did not receive the deposit due in July 2001. After negotiations with the buyer, the Partnership agreed to extend the escrow closing date to January 15, 2003, increase the sales price from $2,750,000 to $3,000,000 and to receive $10,000 nonrefundable deposits every 90 days starting in August 2001. In August 2001 the Partnership received an additional $10,000 deposit but did not receive the December 2001 deposit. On January 8, 2002 the Partnership cancelled escrow for non-performance. The $30,000 of funds received was non-refundable and therefore the Partnership has recognized these funds as income during the year ended December 31, 2001. The property closed escrow for $2,750,000 on December 7, 2004.

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

Effective December 31, 2004 the Partnership transferred and assigned all their membership interest, rights and title in Remington to TMP Homes, LLC

TMP HOMES FLOWERFIELD-SUN CITY, LLC ("Sun City")

On June 17, 1993, the Partnership funded its’ seventh mortgage loan, (“Loan 7”) to Marilyn Fox-Olson. Marilyn Fox-Olson defaulted on this loan also and the Partnership acquired the property on March 29, 1995. The property has an approved tract map with 45 residential lots and a 1.84 acre commercial site located in Sun City/MenifeeValley, California. The Partnership, together with TMP Homes, LLC, formed a joint venture to construct homes on this site. Phase I will consist of 11 production homes and 2 models. Phase II will consist of 17 production homes. Phase III will consist of 15 production homes. Phase I and Phase II construction were completed in 1999. Phase III construction began in 1999 and was completed in March 2000. During the year ended December 31, 1998, and in accordance with the Operating Agreement, the Partnership contributed this property to the LLC for a predetermined value of $420,000.

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

LANSING LOAN

On March 23, 1994, the Partnership funded it tenth loan (“Loan 10”) secured by a first deed of trust on 28.42 acres of commercially zoned land located on the Northwest corner of Murrietta Hot Springs Road and Jefferson Avenue in Murietta, California. The loan was repaid on September 5, 1995. The proceeds were added to cash reserves of the Partnership.

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

No matters were submitted to a vote of Registrants security holders during 2004.

ITEM  5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On the dissolution date of the Partnership, there were approximately 781 record holders, representing total subscription of 15,715 Units and subscription proceeds in the amount of $15,715,000. As of such date, all of the subscription proceeds had been committed to the mortgage loan investments described in Item 1 and working capital reserves. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any established public trading market for the Units. Accordingly, to the General Partners’ knowledge, there was no trading activity during the fiscal years ended December 31, 1997 - 2004. In 1996, 75 Units were traded at between $315 and $400 per Unit.

CASH DISTRIBUTIONS

Total interest received on mortgage loans from inception to December 31, 2003 was $3,569,666 and other income from deposits and other sources have been received in the amount of $1,474,375. Also during 1996, Loan 12 was repaid in the form of $1,500,000 in cash and a 20% interest in Peppertree Park, LLC valued at $500,000. Total distributions to investors from such income and loan repayments were made in 1996 of $682,571. In 1997, the Partnership received net proceeds from the sale of an apartment building for its investment in Steadfast HSC, LLC and distributed $2,232,365 to investors. There were no distributions in 1999 or 2000. On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital. On May 16, 2002 distributions of approximately $13,870 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On January 17, 2003 distributions of approximately $9,704 and $960,658 were made to the General Partners and limited partners, respectively, as a return of capital. On September 15, 2003 distributions of $7,202 and $713,016 were made to the General Partners and limited partners, respectively, as a return of capital. On December 2, 2003 distributions of $13,868 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On January 12, 2004 the limited partners received a distribution of $7,202 as a return of capital. On June 22, 2004 the Partnership made a total distribution of $265,885. The limited partners received $263,226 and the General Partners received $2,659, as a return of capital. On December 29, 2004 the Partnership made a total final distribution of $2,153,851. The limited partners received $2,132,525 and the General Partners received $21,326, as a return of capital.

ITEM  6     SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Partnership for the years ended December 31, 2000 - 2004 and should be read in conjunction with the more detailed Consolidated Financial Statements contained in Item 8, below. This table is unaudited.

------------------------------------------------------------------------------------------------
                                   2004        2003         2002          2001           2000
Interest Income              $     2,845  $   204,640  $      7,719  $     18,182  $     32,083
Gain (Loss) on Sale of Land  $   467,693  $    46,719  $  1,725,063  $   (803,463) $  (484,980)
Other Income                 $   203,200  $   241,346  $     51,050  $     43,429  $      6,207
Total Income                 $ 2,956,045  $ 7,331,316  $ 12,527,174  $  6,294,084  $  3,552,129
Net Income (Loss)            $   307,005  $   243,637  $  1,434,855  $   (669,834) $  (781,507)
Net Income (Loss) per Unit   $  19.54     $     15.50  $      91.30  $     (42.62) $    (49.73)
Cash Distribution per Unit   $    153.98  $    196.71  $      89.13  $      32.14  $          0
Total Assets                 $         0  $ 2,516,162  $  7,072,461  $ 20,297,442  $ 20,690,744
-----------------------------------------------------------------------------------------------
Per Unit calculations based on 15,715 Units outstanding at December 31, 2000 - 2004.

ITEM  7     MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION
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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2004 and 2003.

In May 2004, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2004. As of December 31, 2004 the Partnership has sold all of its properties and has dissolved the Partnership.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations.

During the year ended December 31, 2004, $2,845 of interest income was earned. The Partnership sold one of its properties for a sales price of $2,750,000 on December 7, 2004. All of the Remington lots were sold and Remington made a final distribution of $200,000 during 2004.

During the year ended December 31, 2003, $204,640 of interest income was earned. Remington had Lot Sales to Centex of $6,885,330 during the year ended December 31, 2003. The Partnership recognized a gain on investment of $237,500 as a result of distributions from Remington during the year ended December 31, 2003 (see Note 7).

Total expenses for the year ended December 31, 2004 compared with the year ended December 31, 2003, increased by $194,364 due to increases in Participation Fees of $239,939 and Outside Professional Services of $8,647. These increases were partially offset by a decrease in Accounting and Financial Reporting of $52,565.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Partnership had cash on hand of $0. Operations for the year ended December 31, 2004 utilized cash of $545,817. Investing activities provided cash of $2,467,667. Investing activities include proceeds from property sales of $2,750,000. These sales proceeds are offset by increases in land development and carrying costs of $109,796. Financing activities utilized cash of $2,426,938 related to payments of distributions to partners.

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

The Partnership had one property (“Sunset Crossing”) in Banning as of December 31, 2003. The Partnership closed escrow on this property on December 7, 2004 for an all cash offer of $2,750,000. Remington has sold all of the lots. In May 2004, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2004. As of December 31, 2004 the Partnership has sold all of its properties and has dissolved the Partnership.

Aside from the foregoing, the Partnership knows of no demands, commitments, events, or uncertainties, which might affect its liquidity or capital resources in any material matter.

Controls and Procedures

There has been no change in our internal controls over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as part of the Form 10-KSB:

For the fiscal years ended December 31, 2004 and 2003:

Report of Independent Registered Public Accounting Firm                   13

Consolidated Balance Sheets as of December 31, 2004 and 2003              14

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003                                                15

Consolidated Statements of Partners' Capital for the years Ended
December 31, 2004 and 2003                                                16

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003                                                17

Notes to Consolidated Financial Statements                                18-22

Supplemental Schedules to Consolidated Financial Statements               23

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is  included  in the  Consolidated  Financial
Statements and Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners
TMP Land Mortgage Fund, Ltd.
(A California Limited Partnership)

We have audited the accompanying consolidated balance sheets of TMP Land Mortgage Fund, Ltd. as of December 31, 2004 and 2003 and the related consolidated statements of operations, partners’ capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Real Estate and Accumulated Depreciation has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

SWENSON ADVISORS, LLP
Independent Registered Public Accounting Firm

Temecula, California
March 28, 2005

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003

                                                  2004                2003

                                                           Assets

Cash                                    $              0       $        505,088
Due from General Partners                        151,587                      0
                                        ----------------       ----------------
Prepaid Expenses & Other Receivables                   0                 11,100
Investment in Unimproved Land, Net                     0              1,999,974
                                        ----------------       ----------------

      Total Assets                      $        151,587       $      2,516,162

                        Liabilities and Partners' Capital

Accounts Payable & Other                $              0       $        318,952
Reserve for Future Expenses                      151,587                      0
                                        ----------------       ----------------
Franchise Taxes Payable                                0                  1,600
                                        ----------------       ----------------

      Total Liabilities                          151,587                320,552
                                        ================       ================

Minority Interests                                     0                 75,677
                                        ----------------       ----------------

General Partners                                       0               (135,675)
Limited Partners:  20,000 Equity
Units Authorized:
 15,715 Units Outstanding                              0              2,255,608
                                        ----------------       ----------------

      Total Partners' Capital                          0              2,119,933
                                        ----------------       ----------------

      Total Liabilities and Partners'
      Capital                           $        151,587       $      2,516,162
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                        A California Limited Partnership
                      Consolidated Statements of Operations
                 For the years ended December 31, 2004 and 2003

                                                2004                     2003
                                               -----                    -----
Property Sales                          $     2,750,000       $       6,885,330

Cost of Property Sales                        2,282,307               6,838,611
                                        ----------------       ----------------

Net Gain on Property Sales                      467,693                  46,719

Other Income
      Interest                                    2,844                 204,640
      Gain on Investment                        200,000                 237,500
     Other                                        3,200                   3,846
                                        ----------------       ----------------

Total Gain                                      673,737                 492,705
                                        ----------------       ----------------

Expenses
     Accounting & Financial Reporting            48,393                 100,958
     General  & Administrative                    6,578                   7,235
     Manager Profit Participation               334,395                  95,456
     Outside Professional Services               41,255                  32,608
     Other                                            0                       0
                                        ----------------       ----------------
         Total Expenses                         430,621                 236,257
                                        ----------------       ----------------

Net Income before Minority Interests
and Income Taxes                                243,116                 256,448

Minority Interests Gain  in
Consolidated Affiliates                          75,677                   1,379

Taxes                                           (11,788)                (14,190)
                                        ----------------       ----------------

         Net Income                     $       307,005            $    243,637
                                        ================       ================

Allocation of Net Income:

General Partners, in the Aggregate:     $         3,070            $      2,436

Limited Partners, in the Aggregate:     $       303,935            $    241,201
                                        ================       ================

Limited Partners, per Equity Unit:      $         19.34            $      15.35
                                        ================       ================

           See Accompanying Notes to Consolidated Financial Statements

                          TMP LAND MORTGAGE FUND, LTD.
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Capital
                 For the Years Ended December 31, 2004 and 2003

                                    General         Limited
                                    Partners        Partners          Total

Partners' Capital (deficit),
January 1, 2003                  $   (107,337)   $   5,074,931   $    4,967,594

Distributions                         (30,774)      (3,060,524)      (3,091,298)

Net Income for 2003                     2,436          241,201          243,637
                                 ------------    -------------   --------------

Partners' (Deficit) Capital,
December 31, 2003                $   (135,675)   $   2,255,608   $    2,119,933

Distributions                         (23,985)      (2,402,953)      (2,426,938)

Net Income for 2004                   159,660          147,345          307,005
                                 ------------    -------------   --------------

Partners' (Deficit) Capital,
December 31, 2004                $          0    $           0   $            0
                                 ============    =============   ==============

           See Accompanying Notes to Consolidated Financial Statements

                           TMP LAND MORTGAGE FUND, LTD
                        A California Limited Partnership
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2004 and 2003

                                                2004                   2003
                                               -----                  -----

Cash Flows from Operating Activities:
  Net Income                               $     307,005       $        243,637
  Adjustments to Reconcile Net Income
   to Net Cash
      (Used In) Operating Activities:
     (Gain) on Property Sales                   (467,693)               (46,719)
     Minority Interests in Consolidated
     Affiliates                                  (75,677)              (438,877)
  Changes in Assets and Liabilities:
    (Increase)Decrease in Other Assets          (140,487)               411,814
   (Decrease) in Accounts Payable & Other       (167,365)           (1,269,761)
   (Decrease) in Franchise Tax Payable            (1,600)                     0
                                        ----------------       ----------------
        Net Cash (Used In) Operating
        Activities                              (545,817)            (1,099,906)
                                        ----------------       ----------------

Cash Flows from Investing Activities:
      Proceeds from Property Sales less
      Issuance of
          Note Receivable and payment
          of selling expenses                  2,577,463              6,885,330
      Proceeds from Payoff of Note Receivable          0              1,512,500
      Increase in Land Development and
      Carrying Costs                            (109,796)            (4,487,337)
                                        ----------------       ----------------
        Net Cash Provided By Investing
        Activities                             2,467,667              3,910,493
                                        ----------------       ----------------

Cash Flows from Financing Activities:
      Distributions to Partners               (2,426,938)            (3,091,298)
      Payments On Notes Payable                        0                      0
                                        ----------------       ----------------
        Net Cash (Used In) Financing
        Activities                            (2,426,938)            (3,091,298)

(Decrease) in Cash                              (505,088)              (280,711)

Cash, Beginning of Period                        505,088                785,799
                                        ----------------       ----------------

Cash, End of Period                        $           0        $       505,088

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                        $      11,788        $        14,190
                                           =============        ===============

Cash Paid for Interest                     $           0        $             0
                                           =============        ===============

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

Termination of the Partnership – In May 2004, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2004. As of December 31, 2004 the Partnership has sold all of its properties and has dissolved the Partnership. In accordance with the partnership agreement, the General Partners are obligated to pay to the Partnership their deficit capital account, which is approximately $152,000.

Principles of Consolidation – The consolidated financial statements include the accounts of the Partnership and its majority-owned investments, TMP Homes Remington, LLC (Remington). All significant inter-company accounts and transactions have been eliminated in consolidation. Effective December 31, 2004 the Partnership transferred and assigned all their membership interest, rights and title in Remington to TMP Homes, LLC

Accounting Method - The Partnership’s policy is to prepare its financial statements on the accrual basis of accounting.

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

Note 1 - General and Summary of Significant Accounting Policies (continued)

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

Recent Authoritative Pronouncements - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a material effect on the Partnership’s financial position or results of operations.

Since the Partnership has been dissolved as of December 31, 2004 other current authoritative pronouncements have not been included in the above discussion.

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

As a consequence of adverse changes in market conditions and other economic and business factors, nine of the twelve loans went into default. The Partnership foreclosed on the properties secured by the defaulted loans.

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

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements

Note 4 - Allocation of Profits and Losses and Cash Distributions (continued)

On July 5, 2001 distributions of approximately $5,000 and $500,000 were made to the General Partners and limited partners, respectively, as a return of capital. On May 16, 2002 distributions of approximately $13,870 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On January 17, 2003 distributions of approximately $9,704 and $960,658 were made to the General Partners and limited partners, respectively, as a return of capital. On September 15, 2003 distributions of $7,202 and $713,016 were made to the General Partners and limited partners, respectively, as a return of capital. On December 2, 2003 distributions of $13,868 and $1,386,850 were made to the General Partners and limited partners, respectively, as a return of capital. On January 12, 2004 the limited partners received a distribution of $7,202 as a return of capital. On June 22, 2004 the Partnership made a total distribution of $265,885. The limited partners received $263,226 and the General Partners received $2,659, as a return of capital. On December 29, 2004 the Partnership made a total final distribution of $2,153,851. The limited partners received $2,132,525 and the General Partners received $21,326, as a return of capital.

Note 5 - Related Party Transactions

The Partnership sold the Sun City property on April 16, 2002 for $2,025,000. PacWest, a related party was due a 13% participation fee in accordance with the Management Agreement. However, based on the issuance of a deed of trust to the Partnership (see Note 8) only a portion ($39,498) of the total participation fee ($286,977) was paid during the year ended December 31, 2002. In addition an additional $29,508 was paid on January 30, 2003. The remaining fee of $217,971 was paid to PacWest on November 17, 2003 when the Note Receivable (see Note 8) was paid off.

The Partnership sold the Sunset Crossing property on December 7, 2004 for $2,750,000. PacWest, a related party was due a 13% participation fee in accordance with the Management Agreement. On December 27, 2004 the Partnership paid to PacWest a participation fee of $334,395 relating to this sale of property.

See Note 2 regarding information on management of the Partnership during 2004.

Note 6 - Agreements with PacWest

In April 1998, the General Partners entered into the Financing Agreement with PacWest Inland Empire, LLC (“PacWest”), whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (“the TMP Land Partnerships”). In addition, Pac West agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement.

TMP LAND MORTGAGE FUND, LTD.
A California Limited Partnership
Notes to the Consolidated Financial Statements

Note 6 - Agreements with PacWest (continued)

PacWest agreed to loan and/or secure a loan for the Partnership and the TMP Land Partnerships in the amount of $2,500,000. In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. Effective August 1, 2002, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

Note 7 - Minority Interests

During the year ended December 31, 2003, Remington made two distributions to the Partnership totaling $1,750,000. The Partnership has recognized a net Gain on Investment of $237,500 as a result of these distributions for the year ended December 31, 2003. On June 2, 2004, Remington made a distribution to the Partnership totaling $200,000, which is recorded on the accompanying Consolidated Income Statement for the year ended December 31, 2004 as a Gain on Investment. Effective December 31, 2004 the Partnership transferred and assigned all their membership interest, rights and title in Remington to TMP Homes, LLC

Note 8 - Note Receivable

On April 16, 2002 the Partnership sold one of its properties for a total sales price of $2,025,000 and a note secured by deed of trust was issued for $1,512,500. This note bears interest at 8 percent and was due to be paid in full no later than October 16, 2003. On October 20,2003 the Partnership entered into a modification of the note secured by deed of trust. The modification extended the due date of the note to November 16, 2003 with an additional potential of extension until February 28, 2004. The Partnership received $194,608 in October 2003 relating to this modification. On November 17, 2003 the note was paid in full.

                                            TMP LAND MORTGAGE FUND, LTD
                                        (A California Limited Partnership)
                              Schedule II - Real Estate and Accumulated Depreciation
                               (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                       For the Year Ended December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
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
                                                     ===============

NOTE:  The Schedule for the year ended  December 31, 2004 is not included  since all properties have been sold

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

WILLIAM O. PASSO, 63, is a director and the President of TMP Investments, Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real-estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. d.b.a. TMP Management, a property management company, and an officer of TMP Capital Corp, (“TMP CC”), a NASD registered broker-dealer.

SCOTT E. MCDANIEL, 58, is a General Partner of TMP Properties. He is a graduate of the US Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and president of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co., Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. “TONY” THOMPSON, 58, is Director and Vice President of TMP Investments, Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designation of Charter Life underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP CC; a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson’s primary responsibility is marketing TMP offerings through the broker-dealer community.

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

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 15, 1991) through the year ended December 31, 2004, the Partnership paid no fees to the General Partners but, did receive collectively $22,323 during the year ended December 31, 1997 as their share of the Partnership distributions. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Prior to the dissolution of the Partnership in December 2004, the Partnership had 15,715 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owned more than 5% of the Units. The following table sets forth the number of the Units beneficially owned prior to the dissolution of the Partnership in December 2004 by each officer, director and General Partner and by all such persons as a group.

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

OFFERING AND ORGANIZATIONAL STAGE

Amount paid from Formation thru 12/31/2004

Form of Compensation
and Recipient               Description of Payment                                  Amount of Compensation

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

Reimbursement of            Organizational Expenses reimbursed to the general             Paid by TMP
Organizational Expenses     partners for advertising, mailing, printing costs,            Realty, Inc
Realty Inc
(general partners)          clerical expenses, legal and accounting fees.

Reimbursement of Loan       The general partners were reimbursed for all out of           Paid by TMP
                                                                                          Realty, Inc
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

OPERATING AND LIQUIDATION STAGE

Form of Compensation
and Recipient               Description of Payment                                       Amount of Compensation

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

Date: March 28, 2005

             TMP Land Mortgage Fund, Ltd.
             A California Limited Partnership

             By: TMP Investments, Inc., a California Corporation as Co-General
             Partner

             By:    /S/William O. Passo
             ----------------------------------------------
                      William O. Passo, President

             By:   /S/Anthony W. Thompson
             ----------------------------------------------
                      Anthony W. Thompson, Exec. VP

             By: TMP Properties, a California General Partnership as Co-General
             Partner

             By:   /S/William O. Passo
             ----------------------------------------------
                      William O. Passo, General Partner

             By:   /S/Anthony W. Thompson
             ----------------------------------------------
                      Anthony W. Thompson, General Part  ner

             By:   /S/Scott E. McDaniel
             ----------------------------------------------
                      Scott E. McDaniel, General Partner

             By: JAFCO, Inc., a California Corporation as Chief
             Accounting Officer

             By:   /S/John Fonseca
             ----------------------------------------------
                      John Fonseca, President